Form 10-Q
period 2017-06-30
HCBF Holding Company, Inc.
filed 2017-08-11
CIK 1498415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-217395

HCBF HOLDING COMPANY, INC.

(Exact name of registrant as specified in its charter)

Florida	27-2326440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 S. Indian River Drive, Suite 101, Fort Pierce, Florida	34950
(Address of principal executive office)	(Zip Code)

(772) 4092270

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of The Exchange Act. ☐

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
		(Do not check if smaller reporting company)	Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At July 31, 2017, 22,186,415 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

HCBF HOLDING COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2017

INTRODUCTORY NOTE

Caution Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements.

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, the risk factors identified in our Registration Statement on Form S-4, filed with the SEC on April 20, 2017, as subsequently amended, under the caption “Risk Factors,” as well as:

•	our ability to integrate the business and operations of the companies and banks that we have acquired;
•	our ability to successfully manage interest rate risk, liquidity risk, and other risks inherent to our industry;
•	legislative or regulatory changes, including the Dodd-Frank Act, Basel III, and the ability to repay and qualified mortgage standards;
•	the effects of security breaches and computer viruses that may affect our computer systems or fraud related to debit card products;
•	the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss provision and deferred tax asset valuation;
•	the frequency and magnitude of foreclosure of our loans;
•	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•	our ability to declare and pay dividends, the payment of which is now subject to our compliance with heightened capital requirements;
•	changes in the securities and real estate markets;
•	changes in monetary and fiscal policies of the U.S. Government;
•	inflation, interest rate, market and monetary fluctuations;
•	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
•	our ability to comply with the extensive laws and regulations to which we are subject, including the laws for each jurisdiction where we operate;
•	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
•	increased competition and its effect on pricing;
•	technological changes;
•	negative publicity and the impact on our reputation;
•	changes in consumer spending and saving habits;
•	growth and profitability of our noninterest income;
•	changes in accounting principles, policies, practices or guidelines;
•	the lack of a trading market for our common stock;
•	the concentration of ownership of our common stock;
•	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
•	other risks described from time to time in our filings with the Securities and Exchange Commission; and
•	our ability to manage the risks involved in the foregoing.

However, other factors besides those discussed in our final prospectus filed with the Securities and Exchange Commission, or SEC, on June 21, 2017 related to our Registration Statement on Form S-4, as amended (File No. 333-217395), or referenced by, this Form 10-Q also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL INFORMATION

HCBF HOLDING COMPANY, INC.

Consolidated Balance Sheets (unaudited)

(Dollar amounts in thousands, except share data)

Assets	June 30, 2017	December 31, 2016

Cash and due from financial institutions	$32,752	$33,957
Interest-earning deposits in other financial institutions	30,234	10,601
Cash and cash equivalents	62,986	44,558

Securities available for sale, at fair value	433,047	346,634
Securities held to maturity (fair value of $175,517 and $176,286 at June 30, 2017 and December 31, 2016, respectively)	176,882	178,232
Loans held for sale	6,441	8,384
Loans (net of allowance of $7,120 and $7,260 at June 30, 2017 and December 31, 2016, respectively)	1,057,361	1,027,211
Covered loans (net of allowance for loan losses of $0 and $378 at June 30, 2017 and December 31, 2016, respectively)	-	31,089
Federal Home Loan Bank Stock, at cost	4,849	4,584
Premises and equipment, net	50,187	51,442
Real estate owned, net	8,665	9,018
Goodwill	12,286	12,286
Other intangible assets	11,405	12,548
Bank owned life insurance	38,578	38,054
Deferred tax asset	13,288	15,022
FDIC indemnification asset	-	526
Accrued interest receivable and other assets	10,418	10,302

Total assets	$1,886,393	$1,789,890

HCBF HOLDING COMPANY, INC.

Consolidated Balance Sheets (unaudited)

(Dollar amounts in thousands, except share data)

Liabilities and Stockholders’ Equity	June 30, 2017	December 31, 2016

Deposits
Non-interest bearing	$478,527	$444,745
Interest bearing	1,082,571	1,034,063
Total deposits	1,561,098	1,478,808
Federal Home Loan Bank advances	76,446	71,622
Junior subordinated debenture	5,992	5,943
Capital lease obligation	743	769
Official checks	6,075	5,248
Accrued interest payable and other liabilities	12,749	9,807
Total liabilities	1,663,103	1,572,197

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, noncumulative, $.001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock voting, $.001 par value, 40,000,000 shares authorized, 18,827,833 and 18,827,303 shares issued and outstanding	19	19
Common stock nonvoting, $.001 par value, 10,000,000 shares authorized, 1,224,997 and 1,224,997 shares issued and outstanding outstanding	1	1
Additional paid-in capital	202,611	202,369
Retained earnings	23,204	18,772
Accumulated other comprehensive (loss)	(2,545)	(3,468)
Total stockholders’ equity	223,290	217,693

Total liabilities and stockholders’ equity	$1,886,393	$1,789,890

See accompanying notes

HCBF HOLDING COMPANY, INC.

Consolidated Statements of Income (unaudited)

(Dollar amounts in thousands, except share data)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest and dividend income:
Loans, including fees	$13,885	$13,823	$27,671	$27,744
Securities	3,222	2,319	5,875	4,639
Interest earning deposits and other	156	111	258	240
Total interest income	17,263	16,253	33,804	32,623

Interest expense:
Deposits	1,342	1,113	2,588	2,199
Federal Home Loan Bank advances	213	227	364	462
Subordinated debentures and other	91	58	180	113
Total interest expense	1,646	1,398	3,132	2,774
Net interest income	15,617	14,855	30,672	29,849

Provision for loan losses	1,646	330	1,563	1,494
Net interest income after provision for loan losses	13,971	14,525	29,109	28,355

Noninterest income:
Service charges on deposit accounts	767	576	1,564	1,209
ATM and interchange income	775	723	1,557	1,437
Net gain on sale of loans	958	981	1,761	1,648
Net gains on sale of securities available for sale	14	5	14	5
Bank owned life insurance income	258	226	524	426
FDIC indemnification asset amortization, net	(137)	(116)	(311)	(217)
Purchased credit impaired loan recoveries	166	422	467	441
Other	378	127	682	533
Total noninterest income	3,179	2,944	6,258	5,482

Noninterest expense:
Salaries and employee benefits	7,183	7,059	14,567	14,336
Occupancy and equipment	1,952	2,131	3,887	4,306
Data processing	1,420	1,581	2,878	3,029
Regulatory assessments	202	401	430	787
Professional Fees	420	363	981	730
Office expenses and supplies	310	352	649	806
Foreclosed assets, net	821	277	804	588
Advertising	163	174	335	402
Amortization of intangibles	567	571	1,143	1,323
Acquisition and conversion costs	233	83	380	189
Other	982	1,015	2,340	1,894
Total non-interest expense	14,253	14,007	28,394	28,390

Income before taxes	2,897	3,462	6,973	5,447
Income tax expense	1,060	1,505	2,541	2,225
Net income	$1,837	$1,957	$4,432	$3,222

Earnings per share
Basic	$0.09	$0.10	$0.22	$0.16
Diluted	$0.09	$0.09	$0.22	$0.16

HCBF HOLDING COMPANY, INC.

Consolidated Statements of Comprehensive Income (unaudited)

(Dollar amounts in thousands, except share data)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net Income	$1,837	$1,957	$4,432	$3,222

Other comprehensive income (Loss) :
Unrealized gain (loss) arising during the period	1,307	1,571	1,374	4,434
Amortization of unrealized loss on securities
Transferred to held to maturity	47	79	106	154
Provision for income tax benefit	(510)	(621)	(557)	(1,726)
Total other comprehensive income (loss)	844	1,029	923	2,862

Comprehensive income	$2,681	$2,986	$5,355	$6,084

See accompanying notes

HCBF HOLDING COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For six months ended June 30, 2017 and June 30, 2016 (unaudited)

(Dollar amounts in thousands, except share data)

	Common Stock Voting		Common Stock Nonvoting		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amt	Shares	Amt	Capital	Earnings	(Loss)	Total
Balance at January 1, 2016	18,827,303	$19	1,224,997	$1	$201,817	$12,517	$(1,914)	$212,440
Net income	-	-	-	-	-	3,222	-	3,222
Other comprehensive loss	-	-	-	-	-	-	2,861	2,861
Stock-based compensation	-	-	-	-	300	-	-	300
Balance at June 30, 2016	18,827,303	$19	1,224,997	$1	$202,117	$15,739	$947	$218,823
Balance at January 1. 2017	18,827,833	$19	1,224,997	$1	$202,369	$18,772	$(3,468)	$217,693
Net Income	-	-	-	-	-	4,432	-	4,432
Other comprehensive income	-	-	-	-	-	-	923	923
Stock-based compensation	-	-	-	-	242	-	-	242
Balance at June 30, 2017	18,827,833	$19	1,224,997	$1	$202,611	$23,204	$(2,545)	$223,290

See accompanying notes

HCBF HOLDING COMPANY, INC.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands, except share data)

	Six months ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net income	$4,432	$3,222
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,563	1,494
Depreciation and amortization of premises and equipment	1,388	1,394
Net accretion of purchase accounting adjustments	(884)	(2,005)
Net amortization of investment securities	2,418	2,755
Net deferred loan origination fees	(154)	36
Gain on sale of securities available for sale	(14)	(5)
Origination of loans held for sale	(42,771)	(36,953)
Proceeds from sales of loans held for sale	45,420	37,290
Gain on loans held for sale	(1,761)	(1,648)
(Gain)Loss on disposal of real estate owned	(190)	214
Provision for real estate owned	708	568
FDIC indemnification expense, net	311	(499)
Stock based compensation expense	242	300
Increase in cash surrender value of bank owned life insurance	(524)	(426)
Deferred income tax expense	1,177	(481)
Net change in:
Accrued interest receivable and other assets	111	(1,197)
Accrued interest payable and other liabilities	3,705	1,941
Net cash from operating activities	15,177	6,000

Cash flows from investing activities:
Available for sale securities:
Purchases	(119,784)	(93,302)
Maturities, prepayments, and calls	34,649	48,657
Sales	1,619	32,207
Held to maturity securities:
Purchases	(10,280)	(40,589)
Maturities, prepayments, and calls	7,809	10,715
Loan origination and repayments, net	(362)	(14,639)
Purchases of premises and equipment, net	(133)	(777)
Changes in FHLB stock, net	(264)	20
Proceeds from sale of real estate owned	2,577	2,101
Purchase of bank owned life insurance	-	(10,000)
Cash received from FDIC loss sharing agreement	83	544
Net cash used in investing activities	(84,086)	(65,063)

Cash flows from financing activities:
Net change in deposits	82,383	36,613
Proceeds from Federal Home Loan Bank advances and other debt	53,000	183,000
Repayments on Federal Home Loan Bank advances and other debt	(48,046)	(183,125)
Proceeds from exercised stock options	-	-
Net proceeds from financing activities	87,337	36,488

Net change in cash and cash equivalents	18,428	(22,575)
Beginning cash and cash equivalents	44,558	80,737

Ending cash and cash equivalents	$62,986	$58,162

(Continued)

HCBF HOLDING COMPANY, INC.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except share data)

	Six months ended
	June 30, 2017	June 30, 2016
Supplemental cash flow information:
Interest paid	$3,340	$3,156
Income taxes paid	3,050	1,250

Supplemental noncash disclosures:
Transfers from loans held for sale to loans held for investment	1,055	-
Transfers from loans to real estate owned	2,743	976
Transfer from premises and equipment to real estate owned	-	1,209
Loans provided for sales of real estate owned	-	461

See accompanying notes

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF CONSOLIDATION

Nature of Operations and basis of Consolidation

The consolidated financial statements include HCBF Holding Company, Inc. (the “Holding Company”) and its wholly owned subsidiary, Harbor Community Bank (the “Bank”), together referred to as the “Company.” Intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services through its offices in Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. The Company engages in mortgage banking activities and, as such, acquires and sells one-to-four family residential mortgage loans and small business administration loans (SBA). These loans are generally sold without servicing rights retained. The Company originates and services residential mortgage loans in Florida.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the annual report for the year ended December 31, 2016. In the Company’s opinion, all adjustments necessary for a fair presentation of the results for interim periods have been made. The results of operations for the three months ended June 30, 2017 and the six months ended June 30, 2017 are not necessarily indicative of the results expected for the full year.

Accounting policy change - Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDRs) and classified as impaired.

During the first quarter of 2017, the Company modified its accounting policy for allowance for loan losses. In determining impairment for specifically identified impaired loans, the company began to segregate small, homogeneous loans with relationship balances under $250 thousand. The rationale for the accounting policy change was to streamline and improve the timeliness of the loan impairment valuation process for small balance loans that the Company deems to be insignificant to its operations. These small balance loans are now evaluated for impairment on a pooled basis and are not included in impairment disclosures. The change in accounting policy did not have a material effect on allowance for loan losses during the first quarter of 2017.

Adoption of New Accounting Standards and Newly Issued Not Yet Effective Accounting Standards

The following table provides a description of recently adopted or newly issued not yet effective accounting standards that could have a material effect on our financial statements:

ASU 2014-09, Revenue From Contracts With Customers (Topic 606) and ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date

In May 2014 the FASB amended existing guidance related to revenue from contracts with customers.

NOTE 1 - Continued

This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Identifying Performance Obligations and Licensing” and ASU 2016-12 “Narrow-Scope Improvements and Practical Expedients.” The company is studying the provisions of ASU 2014-09 and its related updates. However, the Company does not expect this new standard to have a significant impact on the Company’s Consolidated Financial Statements. The Company’s primary sources of revenues are derived from interest on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. The Company expects to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach with a cumulative effect of initial application along with supplementary disclosures.

ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial assets and Financial Liabilities

In January 2016, the FASB amended existing guidance relating to the recognition and measurement of financial assets and financial liabilities. The amendment: 1) Requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of investee) to be measured at fair value with changes in fair value recognized in net income. 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. 3) Eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. 4) Require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 5) Require an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. 6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities and receivables) on the balance sheet or the accompanying notes to the financial statements. 7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. These amendments should be applied by means of a cumulative effect adjustment to the balance sheet as of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date. The company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

ASU 2016-02, Leases

In February 2016, the FASB amended existing guidance that requires lessees recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. These amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e. January 1, 2019 for a calendar year entity). Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company leases certain property and equipment under operating leases that will result in the recognition of lease assets and lease liabilities on the Company’s Consolidated Balance Sheet. The Company is currently evaluating this new accounting standard to determine the dollar impact on the consolidated financial statements.

NOTE 1 – Continued

ASU 2016-13, Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued guidance to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held to maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investment in leases recognized by a lessor. The transition will be applied as follows: (1) for debt securities with other-than-temporary impairment (OTTI), the guidance will be applied prospectively (2) existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. These assets will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance and (3) for all other assets within the scope of CECL, a cumulative effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018.

The Company is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on the Company’s consolidated financial statements. To date, certain members of senior management have attended educational conferences relating to CECL. In the second half of 2017, the Company expects to establish a management committee to begin to develop of a detailed framework on the design and internal controls necessary for the implementation of CECL.

NOTE 2 - SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at June 30, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Available for sale
Asset backed securities	$17,126	$-	$(210)	$16,916
Small business administration securities	44,120	168	(129)	44,159
Collateralized mortgage obligations	71,080	106	(565)	70,621
Mortgage-backed securities	303,977	125	(2,751)	301,351
Total available for sale	$436,303	$399	$(3,655)	$433,047

Held to Maturity
Agency notes and bonds	$1,907	$54	$-	$1,961
Municipal securities	4,385	91	-	4,476
Collateralized mortgage obligations	72,209	131	(816)	71,524
Mortgage-backed securities	98,381	281	(1,106)	97,556
Total held to maturity	$176,882	$557	$(1,922)	$175,517

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Available for sale
Agency notes and bonds	$1,594	$20	$-	$1,614
Asset backed securities	17,579	-	(699)	16,880
Small business administration securities	48,724	175	(103)	48,796
Collateralized mortgage obligations	44,817	25	(480)	44,362
Mortgage-backed securities	238,550	74	(3,642)	234,982
Total available for sale	$351,264	$294	$(4,924)	$346,634

Held to Maturity
Agency notes and bonds	$1,900	$39	$-	$1,939
Municipal securities	4,397	80	(2)	4,475
Collateralized mortgage obligations	78,465	90	(1,037)	77,518
Mortgage-backed securities	93,470	108	(1,224)	92,354
Total held to maturity	$178,232	$317	$(2,263)	$176,286

NOTE 2 - Continued

During 2014, the company transferred $58.8 million of securities from available for sale classification to held to maturity classification. At time of transfer, the securities had unrealized losses of $1.2 million, net of deferred taxes. The losses are amortized on the company’s books over the remaining life of the securities using the level yield method. The unamortized losses net of deferred taxes are recorded in equity as a reduction of accumulated other comprehensive income. The unamortized losses on transferred securities net of deferred taxes was $515 thousand and $581 thousand at June 30, 2017 and December 31, 2016, respectively. The amount of pre-tax loss amortization was $106 thousand for six months ended June 30, 2017 and $154 thousand for six months ended June 30, 2016. The amortization of unrealized holding losses reported in equity will offset the effect of the amortization of the discount.

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	Six months ended
	June 30, 2017	June 30, 2016
Proceeds	$1,619	$32,206
Gross gains	$14	$69
Gross losses	$-	$64

The tax provision related to these net realized gains and losses were $5 thousand and $2 thousand for six months ended June 30, 2017 and June 30, 2016, respectively.

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
June 30, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$-	$-	$-	$-
One to five years	-	-	1,998	2,014
Five to ten years	-	-	3,501	3,602
Beyond ten years	-	-	793	821
Asset-backed securities	17,126	16,916	-	-
Small business administration securities	44,120	44,159	-	-
Collateralized mortgage obligations	71,080	70,621	72,209	71,524
Mortgage-backed securities	303,977	301,351	98,381	97,556
	$436,303	$433,047	$176,882	$175,517

Securities pledged at June 30, 2017 and December 31, 2016 had a carrying amount of $236 million and $208 million, respectively. These securities were pledged to secure public deposits, Federal Home Loan Bank advances, Federal Reserve discount window borrowings and other purposes.

NOTE 2 - Continued

The following table summarizes securities with unrealized losses at June 30, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2017
Available for sale
Asset backed securities	$2,309	$(4)	$14,607	$(206)	$16,916	$(210)
Small Business Administration securities	5,027	(29)	12,354	(100)	17,381	(129)
Collateralized mortgage obligations	38,155	(448)	12,616	(117)	50,771	(565)
Mortgage backed securities	255,274	(2,662)	7,757	(89)	263,031	(2,751)
Total available for sale	$300,765	$(3,143)	$47,334	$(512)	$348,099	$(3,655)

Held to maturity
Collateralized mortgage obligations	$46,318	$(770)	$6,328	$(46)	$52,646	$(816)
Mortgage backed securities	58,184	(1,106)	-	-	58,184	(1,106)
Total held to maturity	$104,502	$(1,876)	$6,328	$(46)	$110,830	$(1,922)

NOTE 2 - Continued

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Available for sale
Asset backed securities	$-	$-	$16,879	$(699)	$16,879	$(699)
Small Business Administration securities	5,480	(13)	21,430	(90)	26,910	(103)
Collateralized mortgage obligations	32,390	(324)	9,486	(156)	41,876	(480)
Mortgage backed securities	216,756	(3,442)	8,540	(200)	225,296	(3,642)
Total available for sale	$254,626	$(3,779)	$56,335	$(1,145)	$310,961	$(4,924)

Held to maturity
Municipal securities	$611	$(2)	$-	$-	$611	$(2)
Collateralized mortgage obligations	62,878	(999)	4,462	(38)	67,340	(1,037)
Mortgage backed securities	77,179	(1,224)	-	-	77,179	(1,224)
Total held to maturity	$140,668	$(2,225)	$4,462	$(38)	$145,130	$(2,263)

At June 30, 2017, the Company’s security portfolio consisted of 214 securities, 128 of which were in an unrealized loss position, including 25 securities with an unrealized loss position of 12 months or longer. The majority of unrealized losses are related to the Company’s collateralized mortgage obligations, mortgage backed securities, and asset-backed securities, as discussed below:

Collateralized Mortgage Obligations

At June 30, 2017, the Company’s collateralized mortgage obligations were issued by U.S. government sponsored entities and agencies, Fannie Mae, Freddie Mac, and Ginnie Mae. Fannie Mae and Freddie Mac are institutions that the government has affirmed its commitment to support. The underlying collateral of these mortgage instruments are 30-year, 20-year and15-year fixed rate mortgage-backed securities. Because the decline in fair value is attributable to changes in interest rates, spreads and liquidity, and not credit quality, and because the Company does not have the intent to sell these collateralized mortgage obligations and it is unlikely that the Company will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017.

Mortgage-Backed Securities

At June 30, 2017, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies: Fannie Mae, Freddie Mac, and Ginnie Mae. Fannie Mae and Freddie Mac are institutions that the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates, spreads and liquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is unlikely that the Company will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017.

NOTE 2 - Continued

Asset Backed Securities

At June 30, 2017, the Company’s asset backed securities consisted of four pools of U.S. government guaranteed student loans. The U.S. government guarantee secures up to 97% of the principal balance. The student loans are pooled and held in trusts. Three of the four trusts are rated AAA by the national rating agencies. During 2016, one of the trusts experienced a rating down grade from AAA to BBB due to student loan payment deferments. The payment deferments called into question whether the security could be fully paid-off at scheduled maturity. The trustee is seeking unanimous approval from bondholders to extend the scheduled maturity. The company believes that if the trust receives approval to extend the scheduled maturity, the trust will return to an AAA rating, but there is no guarantee this will occur. The company believes that the rating down grade did not have a material effect on the trading price of the security as the security appreciated in value during 2016.

The decline in fair value is attributable to changes in interest rates, spreads and liquidity, and not credit quality. It is unlikely that the Company will be required to sell these securities before their anticipated recovery. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017 and December 31, 2016.

NOTE 3 - LOANS

Loans at period-end were as follows:

	June 30, 2017			December 31, 2016
	Non covered Loans	Covered Loans	Total	Non covered Loans	Covered Loans	Total
Commercial real estate	$466,383	$-	$466,383	$435,188	$27,483	$462,671
Residential real estate	363,195	-	363,195	362,729	246	362,975
Land and construction	104,553	-	104,553	95,202	1,178	96,380
Total real estate	934,131	-	934,131	893,119	28,907	922,026
Commercial	90,861	-	90,861	97,188	2,568	99,756
Consumer and other	40,073	-	40,073	44,894	-	44,894
Total non-real estate	130,934	-	130,934	142,082	2,568	144,650
Subtotal	1,065,065	-	1,065,065	1,035,201	31,475	1,066,676
Less:
Net deferred fees	584	-	584	730	8	738
Allowance for loan losses	7,120	-	7,120	7,260	378	7,638
Loans, net	$1,057,361	$-	$1,057,361	$1,027,211	$31,089	$1,058,300

NOTE 3 - Continued

The following table presents the activity in the allowance for loan losses by portfolio segment for the periods presented:

	Real Estate Mortgage Loans
	Commercial Real Estate	Residential Real Estate	Land and Construction	Commercial	Consumer and other Loans	Total
Three months ended June 30, 2017
Allowance for loan losses - loans:
Beginning Balance	$2,699	$1,534	$310	$1,575	$230	$6,348
Provision for loan losses	949	(127)	45	902	81	1,850
Loans charged-off	(612)	(23)	(92)	(379)	(109)	(1,215)
Recoveries	33	49	109	(79)	25	137
Ending allowance balance – loans	$3,069	$1,433	$372	$2,019	$227	$7,120

Allowance for loan losses – covered loans:
Beginning Balance	$166	$-	$26	$5	$-	$197
Provision for loan losses	(166)	-	(26)	(12)	-	(204)
Loans charged-off	-	-	-	-	-	-
Recoveries	-	-	-	7	-	7
Ending allowance balance – covered loans	$-	$-	$-	$-	$-	$-
Total ending allowance balance	$3,069	$1,433	$372	$2,019	$227	$7,120

NOTE 3 - Continued

	Real Estate Mortgage Loans
	Commercial Real Estate	Residential Real Estate	Land and Construction	Commercial	Consumer and other Loans	Total
Three months ended June 30, 2016
Allowance for loan losses - loans:
Beginning Balance	$1,550	$1,385	$465	$305	$163	$3,868
Provision for loan losses	(673)	(1,239)	923	1,234	146	391
Loans charged-off	(300)	(4)	(24)	(114)	(79)	(521)
Recoveries	3	65	16	36	33	153
Ending allowance balance – loans	$580	$207	$1,380	$1,461	$263	$3,891

Allowance for loan losses – covered loans:
Beginning Balance	$723	$2	$99	$12	$-	$836
Provision for loan losses	(778)	-	730	17	(29)	(60)
Loans charged-off	-	-	-	(45)	-	(45)
Recoveries	1	-	-	16	-	17
Ending allowance balance – covered loans	$(54)	$2	$829	$-	$(29)	$748
Total ending allowance balance	$526	$209	$2,209	$1,461	$234	$4,639

NOTE 3 - Continued

	Real Estate Mortgage Loans
	Commercial Real Estate	Residential Real Estate	Land and Construction	Commercial	Consumer and other Loans	Total
Six months ended June 30, 2017
Allowance for loan losses - loans:
Beginning Balance	$3,106	$1,990	$318	$1,648	$198	$7,260
Provision for loan losses	944	(366)	32	995	219	1,824
Loans charged-off	(1,021)	(314)	(106)	(675)	(236)	(2,352)
Recoveries	40	123	128	51	46	388
Ending allowance balance – loans	$3,069	$1,433	$372	$2,019	$227	$7,120

Allowance for loan losses – covered loans:
Beginning Balance	$210	$-	$26	$142	$-	$378
Provision for loan losses	(210)	-	(26)	(24)	-	(260)
Loans charged-off	-	-	-	(132)	-	(132)
Recoveries	-	-	-	14	-	14
Ending allowance balance – covered loans	$-	$-	$-	$-	$-	$-
Total ending allowance balance	$3,069	$1,433	$372	$2,019	$227	$7,120

Six months ended June 30, 2016
Allowance for loan losses - loans:
Beginning Balance	$595	$802	$201	$212	$641	$2,451
Provision for loan losses	276	(677)	1,167	1,350	(121)	1,995
Loans charged-off	(300)	(3)	(25)	(156)	(313)	(797)
Recoveries	9	85	37	55	56	242
Ending allowance balance – loans	$580	$207	$1,380	$1,461	$263	$3,891

Allowance for loan losses – covered loans:
Beginning Balance	$890	$-	$251	$136	$-	$1,277
Provision for loan losses	(945)	2	578	(107)	(29)	(501)
Loans charged-off	-	-	-	(45)	-	(45)
Recoveries	1	-	-	16	-	17
Ending allowance balance – covered loans	$(54)	$2	$829	$-	$(29)	$748
Total ending allowance balance	$526	$209	$2,209	$1,461	$234	$4,639

NOTE 3- Continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2017 and December 31, 2016:

	Real Estate Mortgage Loans
	Commercial Real Estate	Residential Real Estate	Land and Construction	Commercial	Consumer and Other Loans	Total
June 30, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$829	$119	$10	$1,484	$-	$2,442
Collectively evaluated for impairment	1,815	908	328	437	227	3,715
Acquired with deteriorated credit quality	425	406	34	98	-	963
Total ending allowance balance	$3,069	$1,433	$372	$2,019	$227	$7,120

Loans – recorded investment:
Loans individually evaluated for impairment	$14,978	$5,106	$886	$3,382	$-	$24,352
Loans collectively evaluated for impairment	435,122	352,709	102,183	87,329	40,073	1,017,416
Loans acquired with deteriorated credit quality	16,283	5,380	1,484	150	-	23,297
Total ending loans recorded investment	$466,383	$363,195	$104,553	$90,861	$40,073	$1,065,065

	Real Estate Mortgage Loans
	Commercial Real Estate	Residential Real Estate	Land and Construction	Commercial	Consumer and Other Loans	Total
December 31, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,509	$615	$52	$1,268	$3	$3,447
Collectively evaluated for impairment	1,322	874	265	425	195	3,081
Acquired with deteriorated credit quality	485	501	27	97	-	1,110
Total ending allowance balance	$3,316	$1,990	$344	$1,790	$198	$7,638

Loans – recorded investment:
Loans individually evaluated for impairment	$19,109	$10,542	$1,519	$4,582	$4	$35,756
Loans collectively evaluated for impairment	427,369	346,554	93,401	94,958	44,890	1,007,172
Loans acquired with deteriorated credit quality	16,193	5,879	1,460	216	-	23,748
Total ending loans recorded investment	$462,671	$362,975	$96,380	$99,756	$44,894	$1,066,676

NOTE 3- Continued

The following tables present information related to impaired loans by class of loans as of June 30, 2017 and December 31, 2016:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2017
With no related allowance recorded:
Commercial real estate	$11,716	$7,712	$-
Residential real estate	5,764	4,678	-
Land and construction	1,230	826	-
Commercial	491	257	-
Subtotal – excluding PCI	19,201	13,473	-
PCI loans	15,716	11,067	-
Subtotal – including PCI	34,917	24,540	-

With an allowance recorded:
Commercial real estate	$7,626	$7,267	$829
Residential real estate	434	427	119
Land and construction	60	60	10
Commercial	3,160	3,125	1,484
Subtotal – excluding PCI	11,280	10,879	2,442
PCI loans	20,171	12,230	963
Subtotal – including PCI	31,451	23,109	3,405

Total – excluding PCI	$30,481	$24,352	$2,442
Total – including PCI	$66,368	$47,649	$3,405

NOTE 3- Continued

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2016
With no related allowance recorded:
Commercial real estate	$7,864	$4,106	$-
Residential real estate	7,101	5,758	-
Land and construction	1,307	770	-
Commercial	967	934	-
Subtotal – excluding PCI	17,239	11,568	-
PCI loans	21,622	9,271	-
Subtotal – including PCI	38,861	20,839	-

With an allowance recorded:
Commercial real estate	$15,542	$15,003	$1,509
Residential real estate	5,392	4,784	615
Land and construction	756	749	52
Commercial	3,766	3,649	1,268
Consumer and other loans	3	3	3
Subtotal – excluding PCI	25,459	24,188	3,447
PCI loans	26,807	14,477	1,110
Subtotal – including PCI	52,266	38,665	4,557

Total – excluding PCI	$42,698	$35,756	$3,447
Total – including PCI	$91,127	$59,504	$4,557

NOTE 3- Continued

The following tables present information regarding impaired loans excluding PCI loans.

	Average Recorded Investment	Interest Income Recognized
Three months ended June 30, 2017
Commercial real estate	$16,195	$57
Residential real estate	5,378	11
Land and construction	891	8
Commercial	3,636	9
Total	$26,100	$85

	Average Recorded Investment	Interest Income Recognized
Three months ended June 30, 2016
Commercial real estate	$14,306	$88
Residential real estate	8,933	25
Land and construction	1,495	7
Commercial	1,858	9
Total	$26,592	$129

	Average Recorded Investment	Interest Income Recognized
Six months ended June 30, 2017
Commercial real estate	$17,267	$121
Residential real estate	5,650	23
Land and construction	1,168	14
Commercial	3,762	22
Total	$27,847	$180

	Average Recorded Investment	Interest Income Recognized
Six months ended June 30, 2016
Commercial real estate	$12,735	$161
Residential real estate	8,824	50
Land and construction	1,466	14
Commercial	1,916	17
Total	$24,941	$242

NOTE 3- Continued

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net.

Non-accrual loans and loans past due 90 days or more and still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Impaired loans include commercial loans that are individually evaluated for impairment and deemed impaired (i.e., individually classified impaired loans) as well as TDRs for all loan portfolio segments. The sum of non-accrual loans and loans past due 90 days or more still on accrual will differ from the total impaired loan amount.

The following tables present the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans, as of June 30, 2017 and December 31, 2016:

	Non- Accrual		Loans past due 90 days or more still accruing
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Commercial real estate	$11,645	$13,000	$24	$330
Residential real estate	10,179	9,742	48	488
Land and construction	589	1,111	94	3,423
Commercial	3,700	1,874	21	49
Consumer and other loans	232	338	-	12
Total – excluding PCI	$26,345	$26,065	$187	$4,302
PCI loans	1,125	1,187	2,340	1,773
Total – including PCI	$27,470	$27,252	$2,527	$6,075

The following table presents the aging of the recorded investment in past due loans as of June 30, 2017 and December 31, 2016 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2017
Commercial real estate	$2,034	$1,041	$5,346	$8,421	$441,680	$450,101
Residential real estate	5,596	1,386	5,370	12,352	345,462	357,814
Land and construction	1,971	196	204	2,371	100,698	103,069
Commercial	283	365	3,349	3,997	86,714	90,711
Consumer and other loans	80	54	138	272	39,801	40,073
Total – excluding PCI	$9,964	$3,042	$14,407	$27,413	$1,014,355	$1,041,768
PCI loans	778	813	2,892	4,483	18,814	23,297
Total – including PCI	$10,742	$3,855	$17,299	$31,896	$1,033,169	$1,065,065

NOTE 3- Continued

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2016
Commercial real estate	$4,745	$409	$7,576	$12,730	$433,748	$446,478
Residential real estate	6,448	2,148	4,967	13,563	343,533	357,096
Land and construction	215	-	4,329	4,544	90,376	94,920
Commercial	2,827	328	873	4,028	95,512	99,540
Consumer and other loans	189	191	280	660	44,234	44,894
Total – excluding PCI	$14,424	$3,076	$18,025	$35,525	$1,007,403	$1,042,928
PCI loans	353	2,319	1,773	4,445	19,303	23,748
Total – including PCI	$14,777	$5,395	$19,798	$39,970	$1,026,706	$1,066,676

Troubled Debt Restructurings:

Under certain circumstances, it may be beneficial to modify or restructure the terms of a loan for the mutual benefit of the Company and the borrower. In cases where the borrower is experiencing financial difficulties, the Company may grant concessions to the borrower to avoid the cost of foreclosure of property or bankruptcy by the borrower. In these circumstances, the modification of loan terms where a concession is granted to the borrower is known as a troubled debt restructuring (TDR). Concessions granted to financially troubled borrowers could include forgiveness of interest, forgiveness of principal, below market interest rate concessions, and a change in loan amortization or repayment terms. In general, the Company does not forgive principal in loan modifications. Typically, the Company will lower borrower payment amounts through a temporary interest rate concession and/or extension of amortization or maturity terms.

At June 30, 2017 and December 31, 2016, the Company has a recorded investment in troubled debt restructurings of $11.9 million and $13 million, respectively. The Company has allocated $384 thousand and $592 thousand of specific allowance for those loans at June 30, 2017 and December 31, 2016, respectively. The Company granted temporary TDR rate concessions with a range of 0.0% to 1.25% during three months ended June 30, 2017 and a range of 0.0% to 0.0% during three months ended June 30, 2016. During the three months ended June 30, 2017 and June 30, 2016, payment extensions from troubled debt restructurings ranged from 0 months to 36 months and 24 months to 36 months, respectively.

NOTE 3- Continued

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2017 and June 30, 2016:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended June 30, 2017
Troubled Debt Restructurings:
Commercial real estate	1	$380	$380
Residential real estate	1	129	129
Consumer and other loans	2	154	154
Total	4	$663	$663

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended June 30, 2016
Troubled Debt Restructurings:
Commercial real estate	3	$1,637	$1,608
Total	3	$1,637	$1,608

The troubled debt restructurings described above decreased the allowance for loan losses by $124 thousand and decreased the allowance for loan losses by $28 thousand at June 30, 2017 and June 30, 2016, respectively. These restructurings did not result in any charge-offs during the three-month period ended June 30, 2017 and June 30, 2016 or the six month period ended June 30, 2017 and June 30, 2016.

NOTE 3- Continued

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2017 and June 30, 2016:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Six months ended June 30, 2017
Troubled Debt Restructurings:
Commercial real estate	4	$1,605	$1,605
Residential real estate	1	129	129
Land and construction	2	154	154
Consumer and other loans	2	21	21
Total	9	$1,909	$1,909

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Six months ended June 30, 2016
Troubled Debt Restructurings:
Commercial real estate	3	$1,637	$1,608
Residential real estate	6	1,121	1,121
Total	9	$2,758	$2,729

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification as of June 30, 2017 and June 30, 2016:

Three months ended
	June 30, 2017		June 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate	-	$-	-	$-
Residential real estate	1	129	-	-
Land and construction	-	-	-	-
Commercial	-	-	-	-
Total	1	$129	-	$-

NOTE 3- Continued

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification as of June 30, 2017 and June 30, 2016:

	Six months ended
	June 30, 2017		June 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate	-	$-	-	$-
Residential real estate	1	129	1	84
Land and construction	-	-	2	550
Commercial	1	165	-	-
Total	2	$294	3	$634

The troubled debt restructurings that subsequently defaulted described above decreased the allowance for loan losses by $31 thousand and increased the allowance for loan losses by $37 thousand during the six months ended June 30, 2017 and June 30, 2016, respectively.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on an ongoing basis, but no less than annually for commercial loans with balances greater than $1 million. The Company uses the following definitions for risk ratings:

Pass. Loans classified as pass have satisfactory primary sources of repayment, with adequate secondary sources of repayment if necessary.

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions , and values, highly questionable and improbable.

NOTE 3- Continued

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2017
Commercial real estate	$436,205	$13,371	$16,807	$-	$466,383
Residential real estate	347,803	3,715	11,677	-	363,195
Land and construction	100,821	2,658	1,074	-	104,553
Commercial	84,257	2,576	4,028	-	90,861
Consumer and other loans	39,787	30	256	-	40,073
Total	$1,008,873	$22,350	$33,842	$-	$1,065,065

December 31, 2016
Commercial real estate	$425,773	$16,545	$15,439	$4,914	$462,671
Residential real estate	348,182	2,574	12,219	-	362,975
Land and construction	91,213	3,590	1,577	-	96,380
Commercial	91,293	3,670	3,614	1,179	99,756
Consumer and other loans	44,523	51	320	-	44,894
Total	$1,000,984	$26,430	$33,169	$6,093	$1,066,676

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. At June 30, 2017 and December 31, 2016, the carrying amount of those loans is as follows:

	June 30, 2017	December 31, 2016
Commercial real estate	$16,283	$16,193
Residential real estate	5,380	5,879
Land and construction	1,484	1,460
Commercial	150	216
Recorded Investment	$23,297	$23,748
Allowance for loan losses	963	1,110
Carrying amount	$22,334	$22,638

NOTE 3- Continued

Accretable yield, or income expected to be collected, is as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Balance at beginning of period	$13,974	$14,970	$14,164	$15,874
New loan purchases	-	-	-	-
Accretion of income	(754)	(906)	(1,539)	(1,911)
Reclassifications from nonaccretable difference	1,984	2,423	2,695	2,524
Disposals	(118)	(952)	(234)	(952)
Balance at end of period	$15,086	$15,535	$15,086	$15,535

For those purchased credit impaired loans disclosed above, the Company decreased the allowance for loan losses by $155 thousand and increased the allowance for loan losses by $200 thousand during the three-month period ending June 30, 2017 and 2016, respectively. The company decreased the allowance for loan losses by $147 thousand and increased the allowance for loan losses by $486 thousand during the six-month period ending June 30, 2017 and 2016, respectively.

There were no purchased credit impaired loans purchased during the three-month period ended, or six-month period ended, June 30, 2017 or June 30, 2016, for which it was probable at acquisition that all contractually required payments would not be collected.

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected. During the three-month period and six-month period ended June 30, 2017 and June 30, 2016 there were no material purchased credit impaired loans where cash flows could not be reasonably estimated.

NOTE 4 - FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). See below for additional discussion of Level 3 valuation methodologies and significant inputs. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model.

NOTE 4- Continued

Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third - party pricing services.

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. A significant unobservable input in the income approach is the capitalization rate. At June 30, 2017 and December 31, 2016, the range of capitalization rates utilized to determine fair value of the underlying collateral ranged from 8.0% to 11.25% and from 7.0% to 11.25%, respectively. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.

Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at the lower of charged down loan balance or fair value less costs to sell. This process may establish a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals that are periodically updated as management deems necessary. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. A significant unobservable input in the income approach is the capitalization rate. At June 30, 2017 and December 31, 2016, the range of capitalization rates utilized to determine fair value of the underlying collateral ranged from 8.5% to 9.45% and from 9.2% to 13%, respectively.

Appraisals for both collateral-dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Special Assets Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. In rare cases, when significant valuation differences exist, management may choose a valuation that lies within a range of two recent independent appraisals.

Loans Held For Sale: Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).

NOTE 4 –Continued

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assess (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2017
Financial Assets
Investment Securities available for sale
Asset backed securities	$-	$16,916	$-	$16,916
Small Business administration securities	-	44,159	-	44,159
Collateralized mortgage obligations	-	70,621	-	70,621
Mortgage-backed securities	-	301,351	-	301,351
Total investment securities available for sale	$-	$433,047	$-	$433,047

	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assess (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016
Financial Assets
Investment Securities available for sale
Agency notes and bonds	$-	$1,614	$-	$1,614
Asset backed securities	-	16,880	-	16,880
Small Business administration securities	-	48,796	-	48,796
Collateralized mortgage obligations	-	44,362	-	44,362
Mortgage-backed securities	-	234,982	-	234,982
Total investment securities available for sale	$-	$346,634	$-	$346,634

There were no transfers between Level 1 and Level 2 during the three months ended June 30, 2017 and the year ended 2016.

NOTE 4 –Continued

Assets measured at fair value with a related valuation allowance on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assess (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2017
Impaired loans:
Commercial real estate	$7,214	$-	$-	$7,214	$7,214
Residential real estate	308	-	-	308	308
Land and construction	273	-	-	273	273
Commercial	1,573	-	-	1,573	1,573

Commercial real estate owned, net	$3,691	$-	$-	$3,691	$3,691
Land and construction real estate owned, net	$2,751	$-	$-	$2,751	$2,751

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assess (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016
Impaired loans:
Commercial real estate	$8,318	$-	$-	$8,318	$8,318
Residential real estate	2,087	-	-	2,087	2,087
Land and construction	730	-	-	730	730
Commercial	21	-	-	21	21

Commercial real estate owned, net	$2,933	$-	$-	$2,933	$2,933
Residential real estate owned, net	$2,583	$-	$-	$2,583	$2,583

NOTE 4 –Continued

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2017 and December 31, 2016 are as follows:

	Carrying	Fair Value Measurements Using:
	Value	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2017
Financial Assets:
Cash and cash equivalents	$62,986	$62,986	$-	$-	$62,986
Securities available for sale	433,047	-	433,047	-	433,047
Securities held to maturity	176,882	-	175,517	-	175,517
Federal Home Loan Bank stock	4,849	-	-	-	n/a
Loans held for sale	6,441	-	6,552	-	6,552
Loans, net	1,057,361	-	-	1,044,869	1,044,869
Accrued interest receivable	4,683	-	-	4,683	4,683

Financial Liabilities:
Deposits – without stated maturities	$1,226,185	$1,226,185	$-	$-	$1,226,185
Deposits – with stated maturities	334,913	-	336,131	-	336,131
Federal Home Loan Bank advances	76,446	-	-	75,996	75,996
Junior subordinated debentures	5,992	-	-	4,768	4,768
Accrued interest payable	394	-	394		394

	Carrying	Fair Value Measurements Using:
	Value	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2016
Financial Assets:
Cash and cash equivalents	$44,558	$44,558	$-	$-	$44,558
Securities available for sale	346,634	-	346,634	-	346,634
Securities held to maturity	178,232	-	176,286	-	176,286
Federal Home Loan Bank stock	4,584	-	-	-	n/a
Loans held for sale	8,384	-	8,633	-	8,633
Loans, net	1,058,300	-	-	1,037,142	1,037,142
FDIC indemnification asset	526	-	-	-	n/a
Accrued interest receivable	4,543	-	-	4,543	4,543

Financial Liabilities:
Deposits – without stated maturities	$1,126,649	$1,126,649	$-	$-	$1,126,649
Deposits – with stated maturities	352,159	-	353,375	-	353,375
Federal Home Loan Bank advances	71,622	-	-	71,569	71,569
Junior subordinated debentures	5,943	-	-	4,874	4,874
Accrued interest payable	424	-	424		424

NOTE 4 –Continued

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Cash Equivalent

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b)	Securities available for sale and Securities held to maturity

The fair value of securities available for sale are determined by obtaining quoted prices on national recognized securities exchanges (Level 1) or matrix pricing, which is a mathematical pricing technique used in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).

(c)	FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(d)	Loans held-for-sale

The fair value of loans held for sale is estimated based upon binding contracts from third party investors resulting in a level 2 classification.

(e)	Loans

Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(f)	FDIC indemnification asset

It is not practical to determine the fair value of the FDIC indemnification asset due to the lack of its transferability.

(g)	Accrued interest receivable

The carrying value of accrued interest receivable approximates fair value and is classified as Level 3.

(h)	Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed - term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(i)	Federal Home Loan Bank advances

The fair values of Federal Home Loan Bank advances are determined by using a discounted cash flow calculation that applies interest rates currently offered on Federal Home loan Bank advances with similar averages lives and characteristics resulting in a level 3 classification.

NOTE 4 –Continued

(j)	Junior subordinated debentures

The fair values of the Company’s Junior Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(k)	Accrued Interest Payable

The carrying amounts of accrued interest payable approximate fair value and is classified as Level 2.

(l)	Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

NOTE 5 - REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. These rules require a capital conservation buffer of up to 2.5% above each of CET1, tier 1, and total risk-based capital that must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer requirement is being phased in over a four-year period starting on January 1, 2016 and was 0.625% in 2016 and 1.25% as of January 1, 2017. When fully implemented, a banking organization would need to maintain a CET1 capital ratio of at least 7%, a total Tier 1 capital ratio of at least 8.5% and a total risk-based capital ratio of at least 10.5%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2017 and December 31, 2016, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2017 and year-end 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

NOTE 5 –Continued

Actual and required capital amounts and ratios are presented below at June 30, 2017 and December 31, 2016. The ratios for capital adequacy purposes do not include capital conservation buffer requirements.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Percent	Amount	Percent
June 30, 2017
Total Capital to risk weighted assets
Consolidated	$214,816	17.37%	$98,954	8.00%	N/A	N/A
Bank	198,127	16.04	98,812	8.00	$123,515	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	207,566	16.78	74,215	6.00	N/A	N/A
Bank	190,877	15.45	74,109	6.00	98,812	8.00
Common Tier 1 (CET 1)
Consolidated	202,287	16.35	55,662	4.50	N/A	N/A
Bank	190,877	15.45	55,582	4.50	80,285	6.50
Tier 1 (Core) Capital to average assets
Consolidated	207,565	11.13	74,590	4.00	N/A	N/A
Bank	190,877	10.25	74,504	4.00	93,130	5.00

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Percent	Amount	Percent
December 31, 2016
Total Capital to risk weighted assets
Consolidated	$212,007	17.83%	$95,109	8.00%	N/A	N/A
Bank	194,788	16.41	94,986	8.00	$118,733	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	204,272	17.18	71,332	6.00	N/A	N/A
Bank	187,054	15.75	71,240	6.00	94,986	8.00
Common Tier 1 (CET 1)
Consolidated	199,643	16.79	53,499	4.50	N/A	N/A
Bank	187,054	15.75	53,430	4.50	77,176	6.50
Tier 1 (Core) Capital to average assets
Consolidated	204,272	11.52	70,929	4.00	N/A	N/A
Bank	187,054	10.57	70,811	4.00	88,514	5.00

NOTE 5 –Continued

Dividend Restrictions - The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2016, the Bank paid a dividend to the Holding Company of $13 million, which approximately represented the Bank’s 2014 and 2015 net income. At year-end 2016, the Bank could, without prior approval, declare dividends of any 2016 net profits retained to the date of the dividend declaration. At June 30, 2017, the Bank could without prior approval, declare dividends of 2016 net retained profits plus first half 2017 profits retained to the date of the dividend declaration.

NOTE 6 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies that are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amounts of financial instruments with off-balance-sheet risk at period-end were as follows:

	June 30, 2017	December 31, 2016
Commitments to make loans	$52,637	$25,698
Unused lines of credit	$171,286	$150,553
Standby letters of credit	$7,348	$5,003

The following instruments are considered financial guarantees and are carried at fair value, which approximates $0 at period end June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Contract Amount	Fair Value	Contract Amount	Fair Value
Standby letters of credit	$7,348	$-	$5,003	$-
Loans sold with recourse	$66,824	$-	$67,425	$-

NOTE 7 – EARNINGS PER SHARE

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Basic
Net Income	$1,837	$1,957	$4,432	$3,222
Average shares	20,052,830	20,052,300	20,052,830	20,052,300
Basic earnings per share	$0.09	$0.10	$0.22	$0.16
Diluted
Net Income	$1,837	$1,957	$4,432	$3,222
Weighted average shares for basic earnings per share	20,052,830	20,052,300	20,052,830	20,052,300
Add: dilutive effects of assumed exercises of stock options	547,081	553,501	547,208	548,981
Average shares and dilutive potential shares	20,599,911	20,605,801	20,600,038	20,601,281
Diluted earnings per share	$0.09	$0.09	$0.22	$0.16

There were no anti-dilutive stock options for the three months ended June 30, 2017 and June 30, 2016. There were no anti-dilutive stock options for the six months ended June 30, 2017 and June 30, 2016.

NOTE 8 – SUBSEQUENT EVENTS

On July 28, 2017, HCBF completed its acquisition of JBI and its wholly owned subsidiary Jefferson Bank of Florida (Jefferson). The total consideration paid to JBI was $40.2 million. Total consideration included approximately (A) $7.6 million in cash to JBI common shareholders, (B) conversion of 2,184,162 common shares of JBI into 2,103,827 common shares (subject to final accounting) of HCBF for an assigned value of $30.5 million, and (C) cash paid to JBI stock option holders of $1.9 million. HCBF acquired approximately $315 million of JBI consolidated assets at closing as well as five (5) branch offices with approximately $230 million of deposits and two (2) loan production offices operating in the greater Tampa Bay area of Florida. Subject to completion of final valuation and accounting, the company expects to record approximately $13 million of goodwill from this transaction.

ITEM 2:           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts presented herein are in thousands, except share data, or unless otherwise noted.)

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2017 AND DECEMBER 31, 2016

Overview

Our total assets increased approximately $96.5 million or 5.4% from December 31, 2016 to June 30, 2017, which was the result of organic balance sheet growth. Our organic deposit growth of $82.3 million or 5.6% for the period was primarily focused in money market accounts and non-interest bearing demand accounts. Money market and noninterest bearing demand accounts grew by $45.7 million or 14.6% and $33.8 million or 7.6% for the period, respectively. The growth from deposits accounts was the primary source of funding for additional purchases of investment securities and additional interest bearing cash balances during the period. Available-for-sale investment securities increased by $86.4 million or 24.9%, while held-to-maturity investment securities declined by $1.4 million or 0.8% for the period. Interest-bearing cash balances in other financial institutions increased by $19.6 million or 185.2% for the period. Net loan balances generally remained flat with a decline of $939 thousand during the period. As a result, our loan-to-deposit ratio declined from 72.1% at December 31, 2016 to 68.2% at June 30, 2017.

The expense-sharing portion of our loss sharing agreement with the FDIC relating to our Putnam State Bank acquisition in June 2012 expired on June 30, 2017. The company will no longer receive reimbursement for losses on covered assets from the FDIC. However, the company is obligated to reimburse the FDIC for 80% of any recoveries on covered assets that were previously submitted as claims. The recovery reimbursement period extends through June 30, 2020. As a result, the FDIC indemnification asset has been fully amortized as of June 30, 2017.

A detailed discussion and analysis of balance sheet changes for the period is shown below and on the following pages.

Interest earning deposits in other financial institutions

Interest earning deposits in other financial institutions represent overnight deposits at the Federal Reserve and other correspondent banks. These balances are an integral part of our day-to-day cash management and liquidity. During the six months ended June 30, 2017, these balances increased by $19.6 million or 185.2%. The higher balances at June 30, 2017 are available to cover seasonal day-to-day deposit balance volatility.

Investment securities available for sale

Securities available for sale, consisting of primarily U.S. government and US government sponsored enterprises mortgage-backed securities were $433.0 million at June 30, 2017 representing 23.0% of total assets. Securities available for sale at December 31, 2016 were $346.6 million, representing 19.4% of total assets. The increase during the period represents investment of funds generated from deposit growth. We use securities available for sale primarily for liquidity purposes, to fund new loan growth, to provide flexibility to respond to changing interest rate environments, and secondarily, for investment yield. Our available for sale securities are carried at fair value.

Investment securities held to maturity

At June 30, 2017, we had $176.9 million, carried at amortized cost, of securities designated as held to maturity. This compares to $178.2 million, at amortized cost, as of December 31, 2016. The unrealized loss on securities held to maturity was $1.4 million and $1.9 million on June 30, 2017 and December 31, 2016 respectively. Securities designated as held to maturity generally have longer portfolio durations and are primarily held for investment yield, and secondarily, for cash flow provided from security repayments and prepayments.

Loans

Our loan portfolio is the most important component driving our net interest income and is a major contributor to our overall profitability. The loan portfolio is the largest component of our earning assets. At June 30, 2017, our net loan portfolio was $1.1 billion, which was 56.1% of assets compared to $1.1 billion and 59.1% of assets at December 31, 2016. The decrease in net loans during the six-month period ended June 30, 2017 was $939 thousand or 0.009%. The table below reflects loans by collateral type including and excluding purchased credit impaired (PCI) loans for the dates shown:

LOANS BY COLLATERAL TYPE

	June 30, 2017	December 31, 2016
Loans excluding PCI Loans
Commercial real estate	$450,100	$446,478
Residential real estate	357,815	357,096
Land and construction	103,069	94,920
Commercial	90,711	99,540
Consumer & Other Loans	40,073	44,894
Subtotal	1,041,768	1,042,928
Net unearned fees & costs	(584)	(738)
Total loans excluding PCI	$1,041,184	$1,042,190

	June 30, 2017	December 31, 2016
PCI Loans (ACS Topic 310-30)
Commercial real estate	$16,283	$16,193
Residential real estate	5,380	5,879
Land and construction	1,484	1,460
Commercial	150	216
Total PCI loans	23,297	23,748
Total Loans	1,064,481	1,065,938
Allowance for loan losses for non PCI Loans	(6,157)	(6,528)
Allowance for loan losses for PCI loans	(963)	(1,110)
Total loans, net of allowance for loan losses	$1,057,361	$1,058,300

Allowance for loan losses

We maintain the allowance for loan losses at a level sufficient to provide for probable credit losses inherent in the loan portfolio. Credit losses arise from the borrowers’ inability or unwillingness to repay, and from other risks inherent in the lending process including collateral risk, operational risk, concentration risk and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan losses.

The allowance for loan losses is increased by the provision for loan losses, which is a charge to current earnings. The allowance for loan losses is reduced by loan charge-offs, net of loan recoveries of prior loan charge-offs. Loans are charged off against the allowance when management has confirmed the loss and believes collection of principal is unlikely. The table below reflects that activity in allowance for loan losses, by loan type, for the periods shown.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Three months ended, June 30,				Six months ended, June 30,
	2017		2016		2017		2016

Balance at Beginning of Period	$6,545		$4,704		$7,638		$3,728

Charge-Offs:
Commercial real estate	612		300		1,021		300
Residential real estate	24		3		314		3
Land and construction	92		24		106		25
Commercial	379		159		808		201
Consumer & Other Loans	109		79		236		312
Total Charge-Offs	1,216		565		2,485		841

Recoveries:
Commercial real estate	33		4		40		10
Residential real estate	49		65		123		85
Land and construction	10		16		129		37
Commercial	28		52		66		71
Consumer & Other Loans	25		33		46		55
Total Recoveries	145		170		404		258
Net Charge-Offs	1,071		395		2,081		583
Provision for Loan Losses	1,646		330		1,563		1,494
Balance at End of Period	$7,120		$4,639		$7,120		$4,639

Ratio of Net Charge-Offs to Average Loans Outstanding	0.10%		0.04%		0.20%		0.06%
Allowance for Loan Losses as a Percent of Loans at End of Period	0.67%		0.72%		0.67%		0.72%
Allowance for Loan Losses as a Multiple of Net Charge-Offs	6.6	x	11.7	x	3.4	x	8.0	x

Our allowance for losses as a percentage of loans at period end was 0.67% at June 30, 2017 compared to 0.72% at December 31, 2016. The decline was primarily attributable to $2.1 million of net charge-offs of confirmed losses during the first half of 2017. These net charges-offs were primarily recorded as unconfirmed specific reserve losses in the allowance at December 31, 2016. The table below reflects the amount of the allowance for loan losses allocated to each loan type at the dates shown. The allocation of allowance to a particular loan type does not limit its ability to absorb losses in another loan type.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	June 30, 2017		December 31, 2016
	Allowance Amount	Allowance Amount to Total Loans	Allowance Amount	Allowance Amount to Total Loans
Commercial real estate	$3,068	0.29%	$3,316	0.31%
Residential real estate	1,433	0.13	1,990	0.19
Land and construction	373	0.04	344	0.03
Commercial	2,019	0.19	1,789	0.17
Consumer & Other	227	0.02	198	0.02
Not Allocated	-	-	-	-
Total	$7,120	0.67%	$7,637	0.72%

Nonperforming loans and Nonperforming assets

Nonperforming loans exclude accreting PCI loans and include non-accrual loans and loans 90 days or more past due and still accruing. PCI loans are excluded from the nonperforming loan category due to the accretion of acquired loan discounts into income. Non-performing assets include non-accrual loans, loans 90 days or more past due and still accruing, and other real estate owned (OREO). At June 30, 2017, non-accrual loans and loans 90 days or more past due and still accruing totaled $30.0 million compared to $33.3 million at December 31, 2016, representing a decrease of $3.3 million or 10.0% for the six-month period. At June 30, 2017, OREO totaled $8.7 million compared to $9.0 million at December 31, 2016, representing a decrease of $353 thousand or 3.9% for the six-month period. Non-performing assets totaled $38.7 million at June 30, 2017 compared to $42.3 million at December 31, 2016, representing $3.7 million or 8.7% decrease for the six-month period. The table below reflects the activity of nonperforming assets, including non-accrual loans and OREO, for the periods shown.

NONPERFORMING ASSET ACTIVITY

	Three months ended, June 30,		Six months ended, June 30,
	2017	2016	2017	2016
NPA beginning balance	$42,273	$37,307	$42,345	$36,253
Change in nonaccrual loans and accruing loans 90 days or more past due:
Beginning balance	33,828	25,552	33,327	23,158
Additions	2,210	7,720	10,802	14,774
Charge-Offs	(1,115)	(502)	(2,267)	(844)
Transferred to OREO	(1,326)	(739)	(2,743)	(976)
Paid Off/Payments	(2,689)	(1,859)	(4,119)	(4,790)
Restored to accrual	(911)	(3,260)	(5,003)	(4,410)
Ending balance	29,997	26,912	29,997	26,912

Change in OREO:
Beginning Balance	8,445	11,755	9,018	13,095
Loans transferred to OREO	1,326	739	2,743	976
Transfers from premises and equipment	-	1,209	-	1,209
OREO acquired through acquisitions	-	-	-	-
Net Change in valuation allowance	(661)	(288)	(708)	(568)
Sales	(445)	(592)	(2,388)	(1,889)
Ending Balance	8,665	12,823	8,665	12,823
NPA Net Change	(3,611)	2,428	(3,683)	3,482
NPA Ending Balance	$38,662	$39,735	$38,662	$39,735

The table below shows nonaccrual loans and loans 90 days or more past due and still accruing by loan type as well as information on, past due balances, and non-performing loan ratios.

RISK ELEMENT ASSETS

	June 30, 2017	December 31, 2016

Non-accruing Loans and accruing loans 90 days or more past due:
Commercial real estate	$13,406	$14,350
Residential real estate	11,246	11,447
Land and construction	944	4,810
Commercial	4,169	2,370
Consumer & Other Loans	232	350
Total Non-performing Loans (“NPLs”)	29,997	33,327
Other Real Estate Owned	8,665	9,018
Total Non-performing Assets (“NPAs”)	$38,662	$42,345

Past Due Loans 30 – 89 days (accruing)	$11,466	$17,697
Past Due Loans 90 days or more (accruing)	$2,527	$6,075
Performing Troubled Debt Restructurings	$4,911	$4,667
Non-Performing Loans/Loans	2.80%	3.11%
Non-performing Assets/Total Assets	2.05%	2.37%
Non-performing Assets/Loans Plus OREO	3.58%	3.92%
Allowance /Non-performing Loans	23.73%	22.92%

Bank Premises and equipment

Bank premises and equipment was $50.2 million at June 30, 2017 compared to $51.4 million at December 31, 2016, a decrease of $1.3 million or 2.4%. The primary component of the decrease was increased accumulated depreciation $1.4 million for the periods shown. The table below reflects a summary of the components of bank premises and equipment for the periods shown.

PREMISES AND EQUIPMENT

	June 30, 2017	December 31, 2016
Land	$17,001	$17,001
Buildings	32,138	32,079
Furniture, fixtures and equipment	8,247	8,173
Leasehold improvements	2,407	2,404
Automobiles	148	158
Subtotal	59,941	59,815
Less accumulated depreciation	9,754	8,373
Total	$50,187	$51,442

Deposits

Total deposits at June 30, 2017 was $1.56 billion compared to $1.48 billion at December 31, 2016, representing an increase of $82.3 million or 5.6% for the period. The growth in deposits was primarily concentrated in noninterest bearing deposits and money market accounts during the period. Noninterest bearing deposits as a percentage of total deposits increased from 30% at December 31, 2016 to 31% at June 30, 2017.

We believe our deposit base is well diversified among the various deposit products as shown in the table below as of the dates presented.

	June 30, 2017	% of total	December 31, 2016	% of total
Noninterest Bearing Deposits	$478,527	31%	$444,745	30%
NOW accounts	208,433	13%	204,951	14%
Money Market Accounts	357,917	23%	312,219	21%
Savings	181,307	12%	164,734	11%
Time Deposits	334,914	21%	352,159	24%
Total Deposits	$1,561,098	100%	$1,478,808	100%

We continue to focus on the value of our deposit franchise, which produces a strong base of core deposits with minimal reliance on wholesale funding.

Federal Home Loan Bank Advances

Federal Home loan Bank advances are a key source of liquidity and funding for our day-to-day operations and our long-term financing needs. We borrow funds from the Federal Home Loan Bank to cover intraday cash shortfalls, to cover temporary deposit outflows, to finance asset purchases such as loans and investments securities, and to provide long-term funding to help mitigate interest rate risk in a rising interest rate environment. At June 30, 2017, Federal Home Loan Bank Advances totaled $76.4 million compared to $71.6 million at December 31, 2016, representing an increase of $4.8 million or 6.7%.

Stockholders’ Equity

Stockholders’ equity totaled $223.3 million at June 30, 2017 compared to $217.7 million at December 31, 2016 for an increase of $5.6 million or 2.6%. Stockholders’ equity was favorably impacted by retained earnings of $4.4 million as well as a $923 thousand reduction in accumulated other comprehensive loss for the first half of 2017. The reduction of accumulated other comprehensive loss during the first half of 2017 was attributable to improved market values on our available for sale investment securities, net of tax.

We continue to maintain a strong capital position. The ratio of stockholders’ equity to total assets at June 30, 2017 and December 31, 2016 was 11.8% and 12.2%, respectively. Our regulatory Tier 1 leverage ratio was 11.13% and 11.52% at June 30, 2017 and December 31, 2016, respectively. Our regulatory total risk-weighted capital ratio and regulatory Tier 1 leverage ratio at June 30, 2017 was 17.37% and 16.78%, respectively. Our regulatory total risk-weighted capital ratio and regulatory Tier 1 leverage ratio at December 31, 2016 was 17.83 and 17.18%, respectively.

We did not pay a dividend to our stockholders during the first half of 2017 or 2016.

COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2017 AND 2016

Overview

We recognized net income of $1.8 million or $0.09 per share basic and $0.09 per share diluted for the three- month period ended June 30, 2017, compared to $2.0 million or $0.10 per share basic and $0.09 per share diluted for the same period in 2016. A condensed summary of the differences are listed in the table below.

CONDENSED SUMMARIZED OVERVIEW OF OPERATIONS

	Three months ended		Increase
	June 30, 2017	June 30, 2016	(Decrease)
Net Interest Income	$15,617	$14,855	$762
Provision for loan losses	1,646	330	1,316
Net interest income after loan loss provision	13,971	14,525	(554)
Noninterest income	3,179	2,944	235
Noninterest expense	14,253	14,007	246
Income before taxes	2,897	3,462	(565)
Income tax expense	1,060	1,505	(445)
Net Income	$1,837	$1,957	$(120)

Earnings per share - Basic	$0.09	$0.10	$(0.01)
Earnings per share - Diluted	$0.09	$0.09	$0.00

The primary difference between the two quarters presented above relate to increased provision for loan losses for the June 30, 2017 quarter, partially offset by higher net interest income during the June 30, 2017 quarter. Income tax expense for the June 30, 2016 quarter included a one-time adjustment of $222 thousand to reflect adjustments from previous tax years. These items are discussed and analyzed in further detail below.

Net interest income and net interest margin

Net interest income increased $762 thousand or 5.1% to $15.6 million during the three-month period ended June 30, 2017 compared to $14.9 million for the same period in 2016. The $762 thousand increase was the result of a $1.0 million increase in interest income offset by $248 thousand increase in interest expense.

Interest earning assets averaged $1.7 billion during the three-month period ended June 30, 2017 as compared to $1.6 billion for the same period in 2016, for an increase of $127.2 million or 8.1%. The yield on average interest earning assets decreased 4 basis points to 4.11% during the three-month period ended June 30, 2017, compared to 4.15% for the same period in 2016. The higher average interest earning asset balances more than offset the lower interest earning assets yields to produce higher interest income during the three-month period ended June 30, 2017 compared to the same period in 2016.

Interest bearing liabilities averaged $1.2 billion during the three-month period ended June 30, 2017 as compared to $1.1 billion for the same period in 2016, for increase of $59.4 million or 5.3%. The yield on average interest bearing liabilities increased 6 basis points to 0.57% during the three-month period ended June 30, 2017, compared to 0.51% for the same period in 2016. The higher average interest earning liability balances and the higher interest bearing liabilities yields produced higher interest expense during the three-month period ended June 30, 2017 compared to the same period in 2016.

The table below summarizes the analysis of changes in interest income and interest expense for the three-month periods ended June 30, 2017 and June 30, 2016.

NET INTEREST INCOME AND INTERET MARGIN

	Three months ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans, net of unearned income	$1,063,651	$13,885	5.29%	$996,696	$13,823	5.58%
Investment securities	602,119	3,222	2.17	546,893	2,319	1.71
Interest earning deposits and other	35,802	156	1.77	30,785	111	1.45
Total earning assets	$1,701,572	$17,263	4.11%	$1,574,374	$16,253	4.15%
Cash & Due from banks	30,769			31,255
Allowance for loan losses	(6,772)			(4,717)
Other assets	161,683			162,691
TOTAL ASSETS	$1,887,252			$1,763,603

LIABILITIES
Interest Bearing Checking & NOW accounts	$217,836	$129	0.24%	$186,382	$65	0.14%
Money Market accounts	350,908	283	0.33	314,253	207	0.26
Savings accounts	176,669	105	0.24	169,518	109	0.26
Other Time Deposits	343,758	825	0.97	350,251	732	0.84
Total interest bearing deposits	$1,089,171	$1,342	0.50%	$1,020,404	$1,113	0.44%
FHLB Advances	76,392	213	1.13	85,831	200	0.94
Subordinated debentures and other	6,716	91	5.50	6,663	85	5.13
Total interest bearing liabilities	$1,172,279	$1,646	0.57%	$1,112,898	$1,398	0.51%
Noninterest bearing deposits	474,488			414,279
Other liabilities	17,574			19,234
TOTAL LIABILITIES	$1,664,341			$1,546,411

STOCKHOLDERS’ EQUITY
TOTAL STOCKHOLDERS’ EQUITY	222,911			217,192

TOTAL LIABILITIES & EQUITY	$1,887,252			$1,763,603

Interest rate spread			3.55%			3.65%
Net interest income		$15,617			$14,855
Net interest margin			3.72%			3.79%

Our net interest margin declined by 7 basis points to 3.72% for the three-month period ended June 30, 2017, compared to 3.79% for the same period in 2016. The primary reason for the decrease in net interest margin for the three-month period ending June 30, 2017 compared to the same period in 2016 was attributable to lower loan yields in the June 30, 2017 period as shown. Loan yields declined during the 2017 period primarily due to reduced discount accretion on acquired loans. Net loan discount accretion on acquired loans was $891 thousand for the three-month period ended 2017 compared to $1.3 million for the same period in 2016.

Provision for Loan Losses

The provision for loan losses increased $1.3 million to $1.6 million during the three-month period ended June 30, 2017 compared to provision expense of $330 thousand for the same period in 2016. The primary reason for the increased loan loss provision during the three-month period ended June 30, 2017 was attributable to specific loan impairments on three acquired loan relationships totaling approximately $1.3 million. The majority of the specific loan impairments in the second quarter of 2017 are unconfirmed losses and have not been charged off as of June 30, 2017.

Noninterest income

Our noninterest income increased by $235 thousand to $3.2 million or 8.0% for the three-month period ended June 30, 2017, compared to $2.9 million for the same period in 2016. The increase was the result of the following components reflected in the table below.

NONINTEREST INCOME

	Three months ended June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Service charges on deposit accounts	$767	$576	$191	33.2%
ATM interchange income	775	723	52	7.2
Net gain on sale of loans	958	981	(23)	(2.3)
Net gains on sale of securities available for sale	14	5	9	180.0
Bank owned life insurance income	258	226	32	14.2
FDIC indemnification asset amortization, net	(137)	(116)	(21)	18.1
Purchase credit impaired loans recoveries	166	422	(256)	(60.7)
Other	378	127	251	197.6
Total Noninterest Income	$3,179	$2,944	$235	8.0%

Service charges on deposit accounts for the three-month period ended June 30, 2017 was $767 thousand, compared to $576 thousand for the same period in 2016 resulting in an increase of $191 thousand or 33.2%. The increase in services charges on deposit accounts was attributable to a new deposit fee pricing structure implemented in the fall of 2016. Other noninterest income for the three-month period ended June 30, 2017 was $378 thousand, compared to $127 thousand for the same period in 2016 resulting in an increase of $251 thousand or 197.6%. The increase in other noninterest income was primarily attributable to higher loan servicing fees, gain on sale of assets and merchant service income for the three-month period in 2017 compared to the same period in 2016.

Noninterest expense

Our noninterest expense increased by $246 thousand or 1.8% to $14.3 million for the three-month period ended June 30, 2017, compared to $14.0 million for the same period in 2016. The increase was the result of the following components reflected in the table below.

NONINTEREST EXPENSE

	Three months ended June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Salaries and employee benefits	$7,183	$7,059	$124	1.8%
Occupancy and equipment	1,952	2,131	(179)	(8.4)
Data processing	1,420	1,581	(161)	(10.2)
Regulatory assessments	202	401	(199)	(49.6)
Professional fees	420	363	57	15.7
Office expense and supplies	310	352	(42)	(11.9)
Foreclosed assets, net	821	277	544	196.4
Advertising	163	174	(11)	(6.3)
Amortization of Intangibles	567	571	(4)	(0.7)
Acquisition and conversion costs	233	83	150	180.7
Other	982	1,015	(33)	(3.3)
Total Noninterest Expense	$14,253	$14,007	$246	1.8%

Occupancy and equipment declined by $179 thousand or 8.4% during the three-month period ended June 30, 2017 compared to the same period in 2016 primarily due to closure of three branch facilities in the second half of 2016. Regulatory assessments declined by $199 thousand or 49.6% in the three-month period ended June 30, 2017 compared to the same period in 2016 due to a reduction by the FDIC of deposit insurance rates beginning in July 2016. Foreclosed assets, net expense increased by $544 thousand or 196.4% in the three-month period ending June 30, 2017 compared to June 30, 2016. The increase was primarily due to higher write-downs on foreclosed properties in the three-month period ended June 30, 2017 compared to the same period in 2016.

Provision of Income Taxes

Our income tax expense for the three-month period ended June 30, 2017 was $1.06 million on pretax income of $2.9 million at an effective tax rate of 36.6% compared to $1.5 million on pretax income of $3.5 million at an effective tax rate of 43.5% for the same period in 2016. An immaterial out of period adjustment was made during the second quarter of 2016.

COMPARISON OF RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Overview

During the first half of 2017, we recognized net income of $4.4 million or $0.22 per share basic and $0.22 per share diluted for the six-month period ended June 30, 2017, compared to $3.2 million or $0.16 per share basic and $0.16 per share diluted for the same period in 2016. A condensed summary of the differences are listed in the table below.

CONDENSED SUMMARIZED OVERVIEW OF OPERATIONS

	Six months ended		Increase
	June 30, 2017	June 30, 2016	(Decrease)
Net Interest Income	$30,672	$29,849	$823
Provision for loan losses	1,563	1,494	69
Net interest income after loan loss provision	29,109	28,355	754
Noninterest income	6,258	5,482	776
Noninterest expense	28,394	28,390	4
Income before taxes	6,973	5,447	1,526
Income tax expense	2,541	2,225	316
Net Income	$4,432	$3,222	$1,210

Earnings per share - Basic	$0.22	$0.16	$0.06
Earnings per share - Diluted	$0.22	$0.16	$0.06

The primary difference between the two periods presented above relate to increased net interest income and increased noninterest income in the first half of 2017 as compared to the first half of 2016. Income tax expense for the first half of 2016 included a one-time adjustment of $222 thousand to reflect adjustments from previous tax years. These items are discussed and analyzed in further detail below.

Net interest income and Net interest margin

Net interest income increased $823 thousand or 2.8% to $30.7 million during the six-month period ended June 30, 2017 compared to $29.8 million for the same period in 2016. The $823 thousand increase was the result of a $1.2 million increase in interest income offset by $358 thousand increase in interest expense.

Interest earning assets averaged $1.7 billion during the six-month period ended June 30, 2017 as compared to $1.6 billion for the same period in 2016, and increase of $103.2 million or 6.6%. The yield on average interest bearing assets decreased 10 basis points to 4.10% during the six-month period ended June 30, 2017, compared to 4.21% for the same period in 2016. The higher average interest earning asset balances more than offset the lower interest earning assets yields to produce higher interest income during the six-month period ended June 30, 2017 compared to the same period in 2016.

Interest-bearing liabilities averaged $1.1 billion during the six-month period ended June 30, 2017 as compared to $1.1 billion for the same period in 2016, and increase of $35.6 million or 3.2%. The yield on average interest bearing liabilities increased 5 basis points 0.55% during the six-month period ended June 30, 2017, compared to 0.50% for the same period in 2016. The higher average interest earning liability balances plus the higher interest bearing liabilities yields produced higher interest expense during the six-month period ended June 30, 2017 compared to the same period in 2016.

The table below summarizes the analysis of changes in interest income and interest expense for the six-month periods ended June 30, 2017 and 2016.

NET INTEREST INCOME AND INTEREST MARGIN

	Six months ended
	June 30, 2017			June 30, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans, net of unearned income	$1,064,075	$27,671	5.24%	$989,716	$27,744	5.64%
Investment securities	568,559	5,875	2.08	530,226	4,639	1.76
Interest earning deposits and other	30,435	258	1.71	39,893	240	1.21
Total earning assets	$1,663,069	$33,804	4.10%	$1,559,835	$32,623	4.21%
Cash & Due from banks	31,303			30,544
Allowance for loan losses	(7,124)			(4,350)
Other assets	162,434			160,411
TOTAL ASSETS	$1,849,682			$1,746,440

LIABILITIES
Interest Bearing Checking & NOW accounts	$217,694	$237	0.22%	$181,887	$121	0.13%
Money Market accounts	335,440	497	0.30	321,029	432	0.27
Savings accounts	173,623	205	0.24	164,309	196	0.24
Other Time Deposits	347,189	1,649	0.96	351,845	1,450	0.83
Total interest bearing deposits	$1,073,946	$2,588	0.49%	$1,019,070	$2,199	0.43%
FHLB Advances	67,364	364	1.09	86,721	462	0.94
Subordinated debentures and other	6,710	180	5.41	6,654	113	5.14
Total interest bearing liabilities	$1,148,020	$3,132	0.55%	$1,112,445	$2,774	0.50%
Noninterest bearing deposits	462,787			399,407
Other liabilities	17,641			18,556
TOTAL LIABILITIES	$1,628,448			$1,530,408

STOCKHOLDERS’ EQUITY
TOTAL STOCKHOLDERS’ EQUITY	221,234			216,032

TOTAL LIABILITIES & EQUITY	$1,849,682			$1,746,440

Interest rate spread			3.55%			3.70%
Net interest income		$30,672			$29,849
Net interest margin			3.72%			3.85%

Our net interest margin declined by 13 basis points to 3.72% for the six-month period ended June 30, 2017, compared to 3.85% for the same period in 2016. The primary reason for the decrease in net interest margin for the six-month period ending June 30, 2017 compared to the same period in 2016 was attributable to lower loan yields in the June 30, 2017 period as shown. Loan yields declined during the 2017 period primarily due to reduced discount accretion on acquired loans. Net loan discount accretion on acquired loans was $1.8 million for the six-month period ended 2017 compared to $2.9 million for the same period in 2016.

Provision for Loan Losses

The provision for loan losses increased $69 thousand or 4.6% to $1.6 million during the six-month period ended June 30, 2017 compared to provision expense of $1.5 million for the same period in 2016. The primary reason for the increased loan loss provision during the six-month period ended June 30, 2017 was attributable to higher reserves on originated loans.

Noninterest income

Our noninterest income increased by $776 thousand to $6.3 million or 14.2% for the six-month period ended June 30, 2017, compared to $5.5 million for the same period in 2016. The increase was the result of the following components reflected in the table below.

NONINTEREST INCOME

	Six months ended June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Service charges on deposit accounts	$1,564	$1,209	$355	29.4%
ATM interchange income	1,557	1,437	120	8.4
Net gain on sale of loans	1,761	1,648	113	6.9
Net gains on sale of securities available for sale	14	5	9	180.0
Bank owned life insurance income	524	426	98	23.0
FDIC indemnification asset amortization, net	(311)	(217)	(94)	43.3
Purchase credit impaired loans recoveries	467	441	26	5.9
Other	682	533	149	28.0
Total Noninterest Income	$6,258	$5,482	$776	14.2%

Service charges on deposit accounts increased by $355 thousand or 14.2% to $1.6 million for the six-month period ended June 30, 2017, compared to $1.2 million from the same period in 2016. The increase in service charges on deposits accounts in the first half of 2017 was primarily attributable to a new deposit fee pricing structure implemented in the fall of 2016. Net gains on loan sales increased by $113 thousand or 6.9% to 1.8 million for the six-month period ended June 30, 2017 compared to $1.6 million for the same period in 2016. The increased gains on loan sales during the first half of 2017 was attributable to higher origination and sales volume of loans held for sale. Other noninterest income increased by $149 thousand or 28% to $682 thousand for the six-month period ended June 30, 2017 compared to $533 thousand for the same period in 2016. The increased other noninterest income for the half of 2017 was attributable to higher gains on sale of assets and higher check printing fee income compared to the same period in 2016.

Noninterest expense

Our noninterest expense decreased by $4 thousand or (0.0%) to $28.4 million for the six-month period ended June 30, 2017, compared to $28.4 million for the same period in 2016. The increase in noninterest expense for the first half of 2017 was the result of the following components reflected in the table below.

NONINTEREST EXPENSE

	Six months ended June 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Salaries and employee benefits	$14,567	$14,336	$231	1.6%
Occupancy and equipment	3,887	4,306	(419)	(9.7)
Data processing	2,878	3,029	(151)	(5.0)
Regulatory assessments	430	787	(357)	(45.4)
Professional fees	981	730	251	34.4
Office expense and supplies	649	806	(157)	(19.5)
Foreclosed assets, net	804	588	216	36.7
Advertising	335	402	(67)	(16.7)
Amortization of Intangibles	1,143	1,323	(180)	(13.6)
Acquisition and conversion costs	380	189	191	101.1
Other	2,340	1,894	446	23.5
Total Noninterest Expense	$28,394	$28,390	$4	0.0%

Occupancy and equipment declined by $419 thousand or 9.7% during the six-month period ended June 30, 2017 compared to the same period in 2016 primarily due to closure of three branch facilities in the second half of 2016. Regulatory assessments declined by $357 thousand or 45.4% in the six-month period ended June 30, 2017 compared to the same period in 2016 due to a reduction by the FDIC of deposit insurance rates beginning in July 2016. Other noninterest expenses increased by $446 thousand or 23.5% during the six-month period ended June 30, 2017 compared to the same period in 2016 primarily due to higher loan expenses.

Provision of income taxes

Our income tax expense for the six-month period ended June 30, 2017 was $2.54 million on pretax income of $7.0 million at an effective tax rate of 36.4% compared to $2.2 million on pretax income of $5.4 million at an effective tax rate of 40.8% for the same period in 2016. An immaterial out of period adjustment was made during the second quarter of 2016.

Liquidity

In general, liquidity is a measurement of our ability to meet our cash needs. Our objective in managing our liquidity is to maintain our ability to fund loan commitments, purchase securities, accommodate deposit withdrawals or repay other liabilities in accordance with their terms, without an adverse impact on our current or future earnings. Our liquidity strategy is guided by policies that are formulated and monitored by our Asset and Liability Management Committee (“ALCO”) and senior management. These policies take into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments. We regularly evaluate all of our various funding sources with an emphasis on accessibility, stability, reliability and cost-effectiveness. Our principal source of funding has been our clients’ deposits, supplemented by our short-term and long-term borrowings, primarily from FHLB borrowings. We believe that the cash generated from operations, our high quality, liquid investment portfolio, our borrowing capacity and our access to capital resources are sufficient to meet our future operating capital and funding requirements.

In addition to the primary borrowing outlets mentioned above, we also have the ability to generate liquidity by borrowing from the Federal Reserve Discount Window, through brokered deposits and internet deposits, through short-term collateralized repurchase agreements with broker/dealers, and through correspondent commercial banks. Management recognizes the importance of maintaining liquidity and has developed a Contingent Liquidity Plan, which addresses various liquidity stress levels and our response and action based on the level of severity. We periodically test our credit facilities for access to the funds, but also understand that as the severity of the liquidity level increases certain credit facilities may no longer be available. A liquidity stress test is completed quarterly based on events that could potentially occur with the results reported to ALCO and the Board of Directors. We believe the liquidity available to us is sufficient to meet our ongoing needs.

We currently do not have any significant capital expenditure or capital commitment plans to fund purchases of long-term capital assets, such as land, new buildings, furniture and fixtures, or major technology systems. Management believes that any such capital expenditures will be funded with existing resources without impairing our ability to meet our ongoing obligations.

Off-Balance Sheet Arrangements

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At June 30, 2017, we had $223.9 million in commitments to extend credit and $7.3 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

If commitments arising from these financial instruments continue to require funding at historical levels, management does not anticipate that such funding will adversely influence our ability to meet on-going obligations. In the event these commitments require funding in excess of historical levels, management believes current liquidity, investment security maturities, available advances from the FHLB and retail deposit growth provide a sufficient source of funds to meet these commitments.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk arises from changes in interest rates, currency exchange rates, commodity prices and equity prices. HCBF has risk management policies designed to monitor and limit exposure to market risk and the company does not participate in activities that give rise to significant market risk involving exchange rates, commodity prices, or equity prices. In asset and liability management activities, HCBF’s policies are designed to minimize structural interest rate risk.

Interest rate risk management

Our net income is largely dependent on net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market interest rates could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and stockholder’s equity.

Analysis

Measures of net interest income at risk as of June 30, 2017 produced by simulation analysis are indicators of an institution’s short-term performance in alternative interest rate environments. These measures are typically based upon a relatively brief period, and do not necessarily indicate the long-term prospects or economic value. The tables below represent the results of our computer model simulation of net interest income, under parallel interest rate shocks, as of June 30, 2017.

NET INTEREST INCOME SIMULATION - DYNAMIC

Dynamic Forecast Year 1
Parallel Rate Shock (bps)	Change in NII %	Policy Limit	Within Policy?	Net Interest Margin%
400	(0.89)	-25.0	Yes	3.81
300	(0.20)	-25.0	Yes	3.84
200	0.19	-20.0	Yes	3.85
100	0.44	-15.0	Yes	3.86
Level	-	-	-	3.84
-100	(5.63)	-15.0	Yes	3.63
-200	(9.59)	-20.0	Yes	3.48
-300	(9.95)	-25.0	Yes	3.46
-400	(9.83)	-25.0	Yes	3.47

Dynamic Forecast Year 2
Parallel Rate Shock (bps)	Change in NII %	Policy Limit	Within Policy?	Net Interest Margin%
400	8.34	-30.0	Yes	4.36
300	7.00	-30.0	Yes	4.31
200	5.11	-25.0	Yes	4.23
100	2.97	-20.0	Yes	4.15
Level	-	-	-	4.03
-100	(6.46)	-20.0	Yes	3.77
-200	(10.41)	-25.0	Yes	3.61
-300	(11.06)	-30.0	Yes	3.58
-400	(10.95)	-30.0	Yes	3.59

Management believes that the simulation results for changes in net interest income at June 30, 2017 were consistent with, and show a similar level of interest rate risk exposure, as compared to model simulations at March 31, 2017 and December 31, 2016. At June 30, 2017, the company is operating within its prescribed policy limits for changes in net interest income under all interest rate shock scenarios.

The measures of equity at risk indicate ongoing economic value by considering the effects of changes in interest rates on all cash flows by discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of assets and liabilities is the economic value of equity (EVE), which in theory, approximates the fair value of net assets. The table below reflects our calculation of the change in EVE under parallel interest rate shocks at June 30, 2017.

ECONOMIC VALUE OF EQUITY (EVE) ANALYSIS

Parallel Rate Shock (bps)	Change in EVE %	Policy Limit	Within Policy?
400	(8.28)	-40.0	Yes
300	(4.24)	-40.0	Yes
200	(1.19)	-35.0	Yes
100	(.59)	-25.0	Yes
Level	-	-	-
-100	(5.91)	-25.0	Yes
-200	(13.90)	-35.0	Yes
-300	(10.03)	-40.0	Yes
-400	(1.09)	-40.0	Yes

Management believes the results of the analysis showing the change in EVE for the given parallel interest rates shocks at June 30, 2017 are consistent with, and show a similar level of interest rate risk exposure, as compared to EVE analysis at March 31, 2017 and December 31, 2016. At June 30, 2017, we were operating within our prescribed policy limits for changes in EVE under all interest rate shock scenarios.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, we maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, has reviewed our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). There have been no significant changes in our internal control over financial reporting during the most recently completed quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are party to lawsuits arising out of the normal course of business. In management’s opinion, there is no known pending litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

ITEM 1A.	RISK FACTORS

An investment in our securities involves risks. You should carefully consider the risk factors as previously disclosed in our final prospectus filed with the SEC on June 21, 2017 related to our Registration Statement on Form S-4, as amended (File No. 333-217395), together with the other information in this Quarterly Report on Form 10-Q, including the financial statements and related notes, before deciding whether to purchase, hold, or sell our securities. The occurrence of any of these risks could harm our business, financial condition, or results of operations or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. There have been no material changes to the risk factors as previously disclosed in our final prospectus filed with the SEC on June 20, 2076, the discussion of which is specifically incorporated by reference into this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(A)	Exhibits

31.1	Certification of Michael J. Brown, Sr., Chairman and Chief Executive Officer of HCBF Holding Company, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Randall A. Ezell, Executive Vice President and Chief Financial Officer of HCBF Holding Company, Inc., Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Michael J. Brown, Sr., Chairman and Chief Executive Officer of HCBF Holding Company, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Randall A. Ezell, Executive Vice President and Chief Financial Officer of HCBF Holding Company, Inc., Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned officer hereunto duly authorized.

HCBF HOLDING COMPANY, INC.
(Registrant)

/s/ Randall A. Ezell
Randall A. Ezell
Executive Vice President and Chief Financial Officer
(Mr. Ezell is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

Date: August 11, 2017

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Michael J. Brown, Sr., Chairman and Chief Executive Officer of HCBF Holding Company, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Randall A. Ezell, Executive Vice President and Chief Financial Officer of HCBF Holding Company, Inc., Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Michael J. Brown, Sr., Chairman and Chief Executive Officer of HCBF Holding Company, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Randall A. Ezell, Executive Vice President and Chief Financial Officer of HCBF Holding Company, Inc., Pursuant to 18 U.S.C. Section 1350.

