Form 10-Q/A
period 2017-06-30
HCBF Holding Company, Inc.
filed 2017-08-21
CIK 1498415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

TO

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

EXPLANATORY NOTE

HCBF Holding Company, Inc. is filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the “Report”) that was filed with the U.S. Securities and Exchange Commission on August 11, 2017, for the purpose of furnishing Exhibit 101 - Interactive Data File (XBRL Exhibit), which was not included with the original filing. Due to unanticipated technical difficulties, in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, the date by which the Interactive Data File is required to be submitted has been extended by six business days.

This Amendment does not reflect any subsequent events occurring after the original filing date of the Report and does not modify or update in any way disclosures made in the Report except to furnish the exhibit described above that should have been attached to the original filing.

ITEM 6.	EXHIBITS

(A)	Exhibits

31.1*	Certification of Michael J. Brown, Sr., Chairman and Chief Executive Officer of HCBF Holding Company, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Randall A. Ezell, Executive Vice President and Chief Financial Officer of HCBF Holding Company, Inc., Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Michael J. Brown, Sr., Chairman and Chief Executive Officer of HCBF Holding Company, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Randall A. Ezell, Executive Vice President and Chief Financial Officer of HCBF Holding Company, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Previously filed

2

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

/s/ Randall A. Ezell
Randall A. Ezell
Executive Vice President and Chief Financial Officer
(Mr. Ezell is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

Date: August 21, 2017

3

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification of Michael J. Brown, Sr., Chairman and Chief Executive Officer of HCBF Holding Company, Inc., pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Randall A. Ezell, Executive Vice President and Chief Financial Officer of HCBF Holding Company, Inc., Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Michael J. Brown, Sr., Chairman and Chief Executive Officer of HCBF Holding Company, Inc., pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Randall A. Ezell, Executive Vice President and Chief Financial Officer of HCBF Holding Company, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Previously filed

4