Form 10-Q
period 2017-09-30
HCBF Holding Company, Inc.
filed 2017-11-06
CIK 1498415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

(772) 409-2270

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

At October 31, 2017, 22,217,216 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

HCBF HOLDING COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

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

Our ability to achieve our financial objectives could be adversely affected by the factors discussed in detail in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, the risk factors identified in our Registration Statement on Form S-4, filed with the SEC on April 20, 2017, as subsequently amended, under the caption “Risk Factors,” as well as:

•	our ability to obtain regulatory approvals and meet other closing conditions to the merger (the “CenterState Merger”) with CenterState Bank Corporation (“CenterState”), including approval by our shareholders, on the expected terms and schedule;
•	delays in closing the CenterState Merger;
•	difficulties and delays in integrating our business with the business of CenterState or fully realizing cost savings or other benefits;
•	business disruption following the proposed CenterState Merger;
•	changes in the stock price of CenterState prior to the closing of the CenterState Merger;
•	the reaction to the CenterState Merger of our and CenterState’s customers and employees;
•	diversion of our management’s time on issues relating to the CenterState Merger;
•	our ability to integrate the business and operations of the companies and banks that we have acquired;
•	our ability to successfully manage interest rate risk, liquidity risk, and other risks inherent to our industry;
•	legislative or regulatory changes, including the Dodd-Frank Act, Basel III, and the ability to repay and qualified mortgage standards;
•	the effects of security breaches and computer viruses that may affect our computer systems or fraud related to debit card products;
•	the accuracy of our financial statement estimates and assumptions, including the estimates used for our loan loss provision and deferred tax asset valuation;
•	the frequency and magnitude of foreclosure of our loans;
•	the effects of our lack of a diversified loan portfolio, including the risks of geographic and industry concentrations;
•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
•	our ability to declare and pay dividends, the payment of which is now subject to our compliance with heightened capital requirements;
•	changes in the securities and real estate markets;
•	changes in monetary and fiscal policies of the U.S. Government;
•	inflation, interest rate, market and monetary fluctuations;
•	the effects of harsh weather conditions, including hurricanes, and man-made disasters;
•	our ability to comply with the extensive laws and regulations to which we are subject, including the laws for each jurisdiction where we operate;
•	the willingness of clients to accept third-party products and services rather than our products and services and vice versa;
•	increased competition and its effect on pricing;
•	technological changes;
•	negative publicity and the impact on our reputation;
•	changes in consumer spending and saving habits;
•	growth and profitability of our noninterest income;
•	changes in accounting principles, policies, practices or guidelines;
•	the lack of a trading market for our common stock;
•	the concentration of ownership of our common stock;
•	anti-takeover provisions under federal and state law as well as our Articles of Incorporation and our Bylaws;
•	other risks described from time to time in our filings with the Securities and Exchange Commission; and
•	our ability to manage the risks involved in the foregoing.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL INFORMATION

HCBF HOLDING COMPANY, INC.

Consolidated Balance Sheets (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

Assets	September 30, 2017	December 31, 2016

Cash and due from financial institutions	$37,456	$33,957
Interest-earning deposits in other financial institutions	32,466	10,601
Cash and cash equivalents	69,922	44,558

Securities available for sale, at fair value	451,019	346,634
Securities held to maturity (fair value of $168,923 and $176,286 at September 30, 2017 and December 31, 2016, respectively)	170,194	178,232
Loans held for sale	7,548	8,384
Loans (net of allowance of $7,912 and $7,260 at September 30, 2017 and December 31, 2016, respectively)	1,306,572	1,027,211
Covered loans (net of allowance for loan losses of $0 and $378 at September 30, 2017 and December 31, 2016, respectively)	-	31,089
Federal Home Loan Bank Stock, at cost	8,111	4,584
Premises and equipment, net	53,920	51,442
Real estate owned, net	8,064	9,018
Goodwill	25,750	12,286
Other intangible assets	14,463	12,548
Bank owned life insurance	38,834	38,054
Deferred tax asset	13,195	15,022
FDIC indemnification asset	-	526
Accrued interest receivable and other assets	12,014	10,302

Total assets	$2,179,606	$1,789,890

See accompanying notes

HCBF HOLDING COMPANY, INC.

Consolidated Balance Sheets (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

Liabilities and Stockholders’ Equity	September 30, 2017	December 31, 2016

Deposits
Non-interest-bearing	$558,162	$444,745
Interest-bearing	1,181,390	1,034,063
Total deposits	1,739,552	1,478,808
Securities sold under agreement to repurchase	4,191	-
Federal Home Loan Bank advances	146,866	71,622
Junior subordinated debenture	6,015	5,943
Capital lease obligation	730	769
Official checks	5,974	5,248
Accrued interest payable and other liabilities	19,435	9,807
Total liabilities	1,922,763	1,572,197

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, noncumulative, $.001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock voting, $.001 par value, 40,000,000 shares authorized, 20,979,111 and 18,827,833 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	21	19
Common stock nonvoting, $.001 par value, 10,000,000 shares authorized, 1,224,997 and 1,224,997 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	233,781	202,369
Retained earnings	25,301	18,772
Accumulated other comprehensive (loss)	(2,261)	(3,468)
Total stockholders’ equity	256,843	217,693
Total liabilities and stockholders’ equity	$2,179,606	$1,789,890

See accompanying notes

HCBF HOLDING COMPANY, INC.

Consolidated Statements of Income (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest and dividend income:
Loans, including fees	$16,199	$13,343	$43,870	$41,087
Securities	3,298	2,505	9,173	7,144
Interest-earning deposits and other	179	91	437	331
Total interest income	19,676	15,939	53,480	48,562

Interest expense:
Deposits	1,423	1,132	4,011	3,331
Federal Home Loan Bank advances	368	216	732	621
Subordinated debentures and other	96	86	276	256
Total interest expense	1,887	1,434	5,019	4,208
Net interest income	17,789	14,505	48,461	44,354

Provision for loan losses	825	347	2,388	1,841
Net interest income after provision for loan losses	16,964	14,158	46,073	42,513

Noninterest income:
Service charges on deposit accounts	873	595	2,437	1,804
ATM and interchange income	736	721	2,293	2,158
Net gain on sale of loans	727	1,312	2,488	2,960
Net gains on sale of securities available for sale	4	282	18	287
Bank owned life insurance income	256	279	780	705
FDIC indemnification asset amortization, net	(70)	(283)	(381)	(500)
Purchased credit impaired loan recoveries	253	251	720	692
Other	309	248	991	781
Total noninterest income	3,088	3,405	9,346	8,887

Noninterest expense:
Salaries and employee benefits	7,849	7,040	22,416	21,376
Occupancy and equipment	2,205	2,112	6,092	6,418
Data processing	1,610	1,595	4,488	4,624
Regulatory assessments	252	198	682	985
Professional Fees	510	426	1,491	1,156
Office expenses and supplies	366	350	1,015	1,156
Foreclosed assets, net	314	456	1,118	1,044
Advertising	139	170	474	572
Amortization of intangibles	677	606	1,820	1,929
Acquisition and conversion costs	1,745	73	2,125	262
Other	924	875	3,264	2,769
Total non-interest expense	16,591	13,901	44,985	42,291

Income before taxes	3,461	3,662	10,434	9,109
Income tax expense	1,364	1,399	3,905	3,624
Net income	$2,097	$2,263	$6,529	$5,485

Earnings per share
Basic	$0.10	$0.11	$0.32	$0.27
Diluted	$0.09	$0.11	$0.31	$0.27

See accompanying notes

HCBF HOLDING COMPANY, INC.

Consolidated Statements of Comprehensive Income (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net Income	$2,097	$2,263	$6,529	$5,485

Other comprehensive income (loss) :
Unrealized gain (loss) arising during the period	404	(665)	1,778	3,769
Amortization of unrealized loss on securities transferred to held to maturity	51	331	157	484
Deferred income tax benefit (expense)	(171)	126	(728)	(1,600)
Total other comprehensive income (loss)	284	(208)	1,207	2,653

Comprehensive income	$2,381	$2,055	$7,736	$8,138

See accompanying notes

HCBF HOLDING COMPANY, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For nine months ended September 30, 2017 and September 30, 2016 (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

	Common Stock Voting		Common Stock Nonvoting		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amt	Shares	Amt	Capital	Earnings	Income(Loss)	Total
Balance at January 1, 2016	18,827,303	$19	1,224,997	$1	$201,817	$12,517	$(1,914)	$212,440
Net income	-	-	-	-	-	5,485	-	5,485
Other comprehensive loss	-	-	-	-	-	-	2,653	2,653
Stock-based compensation	-	-	-	-	450	-	-	450
Balance at September 30, 2016	18,827,303	$19	1,224,997	$1	$202,267	$18,002	$739	$221,028

Balance at January 1. 2017	18,827,833	$19	1,224,997	$1	$202,369	$18,772	$(3,468)	$217,693
Net Income	-	-	-	-	-	6,529	-	6,529
Other comprehensive income	-	-	-	-	-	-	1,207	1,207
Common stock issued pursuant to Jefferson Bank acquisition - voting	2,119,020	2	-	-	30,724	-	-	30,726
Exercise of stock options	32,258	-	-	-	325	-	-	325
Stock-based compensation	-	-	-	-	363	-	-	363
Balance at September 30, 2017	20,979,111	$21	1,224,997	$1	$233,781	$25,301	$(2,261)	$256,843

See accompanying notes

HCBF HOLDING COMPANY, INC.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

	Nine months ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net income	$6,529	$5,485
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,388	1,841
Depreciation and amortization of premises and equipment	2,092	2,100
Net accretion of purchase accounting adjustments	(1,060)	(2,510)
Net amortization of investment securities	3,631	4,212
Net deferred loan origination fees	(179)	45
Gain on sale of securities available for sale	(18)	(287)
Origination of loans held for sale	(60,655)	(63,214)
Proceeds from sales of loans held for sale	62,792	64,012
Gain on loans held for sale	(2,488)	(2,960)
(Gain)Loss on disposal of real estate owned	(200)	(187)
Provision for real estate owned	935	897
FDIC indemnification expense, net	381	(470)
Stock based compensation expense	364	450
Increase in cash surrender value of bank owned life insurance	(780)	(705)
Deferred income tax expense	1,794	560
Net change in:
Accrued interest receivable and other assets	(73)	(849)
Accrued interest payable and other liabilities	7,150	1,615
Net cash from operating activities	22,603	10,035

Cash flows from investing activities:
Available for sale securities:
Purchases	(119,784)	(124,674)
Maturities, prepayments, and calls	54,672	64,293
Sales	7,185	51,163
Held to maturity securities:
Purchases	(10,280)	(59,634)
Maturities, prepayments, and calls	14,378	22,852
Loan origination and repayments, net	(5,634)	(29,737)
Purchases of premises and equipment, net	(251)	(810)
Changes in FHLB stock, net	(1,263)	20
Proceeds from sale of real estate owned	2,960	3,416
Purchase of bank owned life insurance	-	(10,000)
Cash received from FDIC loss sharing agreement	-	785
Cash received from Bank acquisition, net	7,209	-
Net cash used in investing activities	(50,808)	(82,326)

See accompanying notes

HCBF HOLDING COMPANY, INC.

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

(continued)

	Nine months ended
	September 30, 2017	September 30, 2016
Cash flows from financing activities:
Net change in deposits	29,499	46,126
Net change in securities sold under agreement to repurchase	(1,656)	-
Proceeds from Federal Home Loan Bank advances and other debt	275,000	543,300
Repayments on Federal Home Loan Bank advances and other debt	(246,569)	(543,154)
Extinguishment of senior debt	(3,030)	-
Proceeds from exercised stock options	325	-
Net proceeds from financing activities	53,569	46,272

Net change in cash and cash equivalents	25,364	(26,019)
Beginning cash and cash equivalents	44,558	80,737

Ending cash and cash equivalents	$69,922	$54,718

Supplemental cash flow information:
Interest paid	$5,187	$4,765
Income taxes paid	$3,650	$1,993

Supplemental noncash disclosures:
Transfers from loans held for sale to loans held for investment	$1,198	$1,749
Transfers from loans to real estate owned	$2,743	$1,707
Transfer from premises and equipment to real estate owned	$-	$1,209
Loans provided for sales of real estate owned	$180	$685

See accompanying notes

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the annual report for the year ended December 31, 2016. In the Company’s opinion, all adjustments necessary for a fair presentation of the results for interim periods have been made. The results of operations for the three months ended September 30, 2017 and the nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full year.

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

During the first quarter of 2017, the Company modified its accounting policy for allowance for loan losses. In determining impairment for specifically identified impaired loans, the Company began to segregate small, homogeneous loans with relationship balances under $250 thousand. The rationale for the accounting policy change was to streamline and improve the timeliness of the loan impairment valuation process for small balance loans that the Company deems to be insignificant to its operations. These small balance loans are now evaluated for impairment on a pooled basis and are not included in impairment disclosures. The change in accounting policy did not have a material effect on allowance for loan losses during the first nine months of 2017.

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 1 - Continued

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

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 1 - Continued

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

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU no. 2016-09 ”Improvements to Employee Share-Based Payment Accounting”, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this ASU include: (1) companies no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and APIC pools are eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance requires an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows; and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated today, or recognized when they occur. ASU no. 2016-09 was effective for interim and annual reporting periods beginning after December 15, 2016. The Company implemented ASU no. 2016-09 on January 1, 2017. The impact on operations for three months and nine months ended September 31, 2017 was not material.

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

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 1 - Continued

The Company is currently evaluating the provisions of ASU 2016-13 to determine the potential impact the new standard will have on the Company’s consolidated financial statements. To date, certain members of senior management have attended educational conferences relating to CECL. In the fourth quarter of 2017, the Company expects to establish a management committee to begin to develop of a detailed framework on the design and internal controls necessary for the implementation of CECL.

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 2 - SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at September 30, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Available for sale
Agency notes and bonds	$2,925	$8	$-	$2,933
Asset backed securities	16,631	1	(176)	16,456
Small business administration securities	42,076	169	(126)	42,119
Collateralized mortgage obligations	101,677	410	(792)	101,295
Mortgage-backed securities	290,562	152	(2,498)	288,216
Total available for sale	$453,871	$740	$(3,592)	$451,019

Held to Maturity
Agency notes and bonds	$1,910	$55	$-	$1,965
Municipal securities	4,379	95	-	4,474
Collateralized mortgage obligations	68,819	99	(855)	68,063
Mortgage-backed securities	95,086	287	(952)	94,421
Total held to maturity	$170,194	$536	$(1,807)	$168,923

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Available for sale
Agency notes and bonds	$1,594	$20	$-	$1,614
Asset backed securities	17,579	-	(699)	16,880
Small business administration securities	48,724	175	(103)	48,796
Collateralized mortgage obligations	44,817	25	(480)	44,362
Mortgage-backed securities	238,550	74	(3,642)	234,982
Total available for sale	$351,264	$294	$(4,924)	$346,634

Held to Maturity
Agency notes and bonds	$1,900	$39	$-	$1,939
Municipal securities	4,397	80	(2)	4,475
Collateralized mortgage obligations	78,465	90	(1,037)	77,518
Mortgage-backed securities	93,470	108	(1,224)	92,354
Total held to maturity	$178,232	$317	$(2,263)	$176,286

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 2 - Continued

During 2014, the Company transferred $58.8 million of securities from available for sale classification to held to maturity classification. At time of transfer, the securities had unrealized losses of $1.2 million, net of deferred taxes. The losses are amortized on the Company’s books over the remaining life of the securities using the level yield method. The unamortized losses net of deferred taxes are recorded in equity as a reduction of accumulated other comprehensive income. The unamortized losses on transferred securities net of deferred taxes was $483 thousand and $581 thousand at September 30, 2017 and December 31, 2016, respectively. The amount of pre-tax loss amortization was $157 thousand for nine months ended September 30, 2017 and $46 thousand for nine months ended September 30, 2016. The amortization of unrealized holding losses reported in equity will offset the effect of the amortization of the discount.

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	Nine months ended
	September 30, 2017	September 30, 2016
Proceeds	$7,185	$51,163
Gross gains	$18	$351
Gross losses	$-	$64

The tax provision related to these net realized gains and losses were $7 thousand and $108 thousand for nine months ended September 30, 2017 and September 30, 2016, respectively.

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available for Sale		Held to Maturity
September 30, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$-	$-	$-	$-
One to five years	976	980	1,998	2,011
Five to ten years	1,949	1,953	3,501	3,611
Beyond ten years	-	-	790	817
Asset-backed securities	16,631	16,456	-	-
Small business administration securities	42,076	42,119	-	-
Collateralized mortgage obligations	101,677	101,295	68,819	68,063
Mortgage-backed securities	290,562	288,216	95,086	94,421
	$453,871	$451,019	$170,194	$168,923

Securities pledged at September 30, 2017 and December 31, 2016 had a carrying amount of $241 million and $208 million, respectively. These securities were pledged to secure public deposits, Federal Home Loan Bank advances, Federal Reserve discount window borrowings and other purposes.

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 2 - Continued

The following table summarizes securities with unrealized losses at September 30, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2017
Available for sale
Asset backed securities	$-	$-	$14,387	$(176)	$14,387	$(176)
Small Business Administration securities	4,993	(35)	10,088	(91)	15,081	(126)
Collateralized mortgage obligations	51,255	(470)	17,258	(322)	68,513	(792)
Mortgage backed securities	197,821	(1,264)	56,338	(1,234)	254,159	(2,498)
Total available for sale	$254,069	$(1,769)	$98,071	$(1,823)	$352,140	$(3,592)

Held to maturity
Collateralized mortgage obligations	$22,695	$(147)	$25,854	$(708)	$48,549	$(855)
Mortgage backed securities	29,214	(145)	30,696	(807)	59,910	(952)
Total held to maturity	$51,909	$(292)	$56,550	$(1,515)	$108,459	$(1,807)

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

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

At September 30, 2017, the Company’s security portfolio consisted of 225 securities, 132 of which were in an unrealized loss position, including 42 securities with an unrealized loss position of 12 months or longer. The majority of unrealized losses are related to the Company’s collateralized mortgage obligations, mortgage backed securities, and asset-backed securities, as discussed below:

Collateralized Mortgage Obligations

At September 30, 2017, the Company’s collateralized mortgage obligations were issued by U.S. government sponsored entities and agencies, Fannie Mae, Freddie Mac, and Ginnie Mae. Fannie Mae and Freddie Mac are institutions that the government has affirmed its commitment to support. The underlying collateral of these mortgage instruments are 30-year, 20-year and15-year fixed rate mortgage-backed securities. Because the decline in fair value is attributable to changes in interest rates, spreads and liquidity, and not credit quality, and because the Company does not have the intent to sell these collateralized mortgage obligations and it is unlikely that the Company will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017.

Mortgage-Backed Securities

At September 30, 2017, all of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies: Fannie Mae, Freddie Mac, and Ginnie Mae. Fannie Mae and Freddie Mac are institutions that the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates, spreads and liquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is unlikely that the Company will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017.

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 2 - Continued

Asset Backed Securities

At September 30, 2017, the Company’s asset backed securities consisted of four pools of U.S. government guaranteed student loans. The U.S. government guarantee secures up to 97% of the principal balance. The student loans were pooled and held in trusts. Three of the four trusts were rated AAA, and one trust was rated BBB by the national rating agencies.

The decline in fair value is attributable to changes in interest rates, spreads and liquidity, and not credit quality. It is unlikely that the Company will be required to sell these securities before their anticipated recovery and the Company does not have the intent to sell these securities. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017 and December 31, 2016.

NOTE 3 - LOANS

Loans at period-end were as follows:

	September 30, 2017			December 31, 2016
	Non covered Loans	Covered Loans	Total	Non covered Loans	Covered Loans	Total
Commercial real estate	$632,849	$-	$632,849	$435,188	$27,483	$462,671
Residential real estate	382,802	-	382,802	362,729	246	362,975
Land and construction	139,179	-	139,179	95,202	1,178	96,380
Total real estate	1,154,830	-	1,154,830	893,119	28,907	922,026
Commercial	117,632	-	117,632	97,188	2,568	99,756
Consumer and other	42,580	-	42,580	44,894	-	44,894
Total non-real estate	160,212	-	160,212	142,082	2,568	144,650
Subtotal	1,315,042	-	1,315,042	1,035,201	31,475	1,066,676
Less:
Net deferred fees	558	-	558	730	8	738
Allowance for loan losses	7,912	-	7,912	7,260	378	7,638
Loans, net	$1,306,572	$-	$1,306,572	$1,027,211	$31,089	$1,058,300

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 3 - Continued

The following table presents the activity in the allowance for loan losses by portfolio segment for the periods presented:

	Real Estate Mortgage Loans
	Commercial Real Estate	Residential Real Estate	Land and Construction	Commercial	Consumer and other Loans	Total
Three months ended September 30, 2017
Allowance for loan losses - loans:
Beginning Balance	$3,069	$1,433	$372	$2,019	$227	$7,120
Provision for loan losses	499	30	32	138	126	825
Loans charged-off	(2)	(150)	-	-	(72)	(224)
Recoveries	27	80	15	47	22	191
Ending allowance balance – loans	$3,593	$1,393	$419	$2,204	$303	$7,912

Allowance for loan losses – covered loans:
Beginning Balance	$-	$-	$-	$-	$-	$-
Provision for loan losses	-	-	-	-	-	-
Loans charged-off	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Ending allowance balance – covered loans	$-	$-	$-	$-	$-	$-
Total ending allowance balance	$3,593	$1,393	$419	$2,204	$303	$7,912

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 3 - Continued

	Real Estate Mortgage Loans
	Commercial Real Estate	Residential Real Estate	Land and Construction	Commercial	Consumer and other Loans	Total
Three months ended September 30, 2016
Allowance for loan losses - loans:
Beginning Balance	$1,381	$1,461	$262	$577	$210	$3,891
Provision for loan losses	290	169	182	(97)	155	699
Loans charged-off	(265)	(99)	(150)	-	(103)	(617)
Recoveries	9	117	10	14	29	179
Ending allowance balance – loans	$1,415	$1,648	$304	$494	$291	$4,152

Allowance for loan losses – covered loans:
Beginning Balance	$829	$(1)	$(29)	$(51)	$-	$748
Provision for loan losses	(457)	4	51	50	-	(352)
Loans charged-off	-	-	-	-	-	-
Recoveries	-	-	-	7	-	7
Ending allowance balance – covered loans	$375	$-	$22	$6	$-	$403
Total ending allowance balance	$1,787	$1,651	$327	$500	$291	$4,555

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 3 - Continued

	Real Estate Mortgage Loans
	Commercial Real Estate	Residential Real Estate	Land and Construction	Commercial	Consumer and other Loans	Total
Nine months ended September 30, 2017
Allowance for loan losses - loans:
Beginning Balance	$3,106	$1,990	$318	$1,648	$198	$7,260
Provision for loan losses	1,444	(336)	164	1033	344	2,648
Loans charged-off	(1,023)	(465)	(106)	(676)	(307)	(2,576)
Recoveries	66	204	43	199	68	580
Ending allowance balance – loans	$3,593	$1,393	$419	$2,204	$303	$7,912

Allowance for loan losses – covered loans:
Beginning Balance	$210	$-	$26	$142	$-	$378
Provision for loan losses	(210)	-	(26)	(24)	-	(260)
Loans charged-off	-	-	-	(132)	-	(132)
Recoveries	-	-	-	14	-	14
Ending allowance balance – covered loans	$-	$-	$-	$-	$-	$-
Total ending allowance balance	$3,593	$1,393	$419	$2,204	$303	$7,912

Nine months ended September 30, 2016
Allowance for loan losses - loans:
Beginning Balance	$595	$802	$201	$212	$641	$2,451
Provision for loan losses	1,370	743	231	369	(19)	2,694
Loans charged-off	(568)	(100)	(175)	(156)	(415)	(1,414)
Recoveries	18	203	47	69	84	421
Ending allowance balance – loans	$1,415	$1,648	$304	$494	$291	$4,152

Allowance for loan losses – covered loans:
Beginning Balance	$890	$-	$251	$136	$-	$1,277
Provision for loan losses	(519)	3	(229)	(108)	-	(853)
Loans charged-off	-	-	-	(45)	-	(45)
Recoveries	1	-	-	23	-	24
Ending allowance balance – covered loans	$372	$3	$22	$6	$-	$403
Total ending allowance balance	$1,787	$1,651	$326	$500	$291	$4,555

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 3 - Continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2017 and December 31, 2016:

	Real Estate Mortgage Loans
	Commercial Real Estate	Residential Real Estate	Land and Construction	Commercial	Consumer and Other Loans	Total
September 30, 2017
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$882	$119	$8	$1,590	$-	$2,599
Collectively evaluated for impairment	2,303	847	320	518	303	4,291
Acquired with deteriorated credit quality	408	427	91	96	-	1,022
Total ending allowance balance	$3,593	$1,393	$419	$2,204	$303	$7,912

Loans – recorded investment:
Loans individually evaluated for impairment	$12,357	$5,243	$1,358	$2,809	$-	$21,767
Loans collectively evaluated for impairment	604,344	372,408	136,391	114,679	42,580	1,270,402
Loans acquired with deteriorated credit quality	16,148	5,151	1,430	144	-	22,873
Total ending loans recorded investment	$632,849	$382,802	$139,179	$117,632	$42,580	1,315,042

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 3 - Continued

	Real Estate Mortgage Loans
	Commercial Real Estate	Residential Real Estate	Land and Construction	Commercial	Consumer and Other Loans	Total
December 31, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment
Collectively evaluated for impairment	$1,509	$615	$52	$1,268	$3	$3,447
Acquired with deteriorated credit quality	1,322	874	265	425	195	3,081
Total ending allowance balance	485	501	27	97	-	1,110
	$3,316	$1,990	$344	$1,790	$198	$7,638
Loans – recorded investment:
Loans individually evaluated for impairment
Loans collectively evaluated for impairment	$19,109	$10,542	$1,519	$4,582	$4	$35,756
Loans acquired with deteriorated credit quality	427,369	346,554	93,401	94,958	44,890	1,007,172
Total ending loans recorded investment	16,193	5,879	1,460	216	-	23,748
	$462,671	$362,975	$96,380	$99,756	$44,894	$1,066,676

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 3 - Continued

The following tables present information related to impaired loans by class of loans as of September 30, 2017 and December 31, 2016:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
September 30, 2017
With no related allowance recorded:
Commercial real estate	$12,798	$8,857	$-
Residential real estate	6,020	4,820	-
Land and construction	1,706	1,300	-
Commercial	143	118	-
Subtotal – excluding PCI	20,667	15,095	-
PCI loans	13,318	9,364	-
Subtotal – including PCI	33,985	24,459	-

With an allowance recorded:
Commercial real estate	$3,863	$3,500	$882
Residential real estate	430	423	119
Land and construction	59	59	8
Commercial	2,905	2,690	1,590
Subtotal – excluding PCI	7,257	6,672	2,599
PCI loans	20,935	13,509	1,022
Subtotal – including PCI	28,192	20,181	3,621

Total – excluding PCI	$27,924	$21,767	$2,599
Total – including PCI	$62,177	$44,640	$3,621

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 3 - Continued

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

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 3 - Continued

The following tables present information regarding impaired loans excluding PCI loans.

	Average Recorded Investment	Interest Income Recognized
Three months ended September 30, 2017
Commercial real estate	$13,874	$51
Residential real estate	5,149	18
Land and construction	1,201	8
Commercial	3,105	6
Total	$23,329	$83

	Average Recorded Investment	Interest Income Recognized
Three months ended September 30, 2016
Commercial real estate	$15,891	$66
Residential real estate	8,722	22
Land and construction	1,403	7
Commercial	1,625	9
Total	$27,641	$104

	Average Recorded Investment	Interest Income Recognized
Nine months ended September 30, 2017
Commercial real estate	$16,136	$172
Residential real estate	5,483	40
Land and construction	1,179	23
Commercial	3,543	28
Total	$26,341	$263

	Average Recorded Investment	Interest Income Recognized
Nine months ended September 30, 2016
Commercial real estate	$13,787	$227
Residential real estate	8,790	73
Land and construction	1,445	21
Commercial	1,819	26
Total	$25,841	$347

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 3 - Continued

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

The following tables present the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans, as of September 30, 2017 and December 31, 2016:

	Non- Accrual		Loans past due 90 days or more still accruing
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Commercial real estate	$10,876	$13,000	$354	$330
Residential real estate	8,041	9,742	494	488
Land and construction	920	1,111	223	3,423
Commercial	3,085	1,874	221	49
Consumer and other loans	256	338	-	12
Total – excluding PCI	$23,178	$26,065	$1,292	$4,302
PCI loans	96	1,187	2,982	1,773
Total – including PCI	$23,274	$27,252	$4,274	$6,075

The following table presents the aging of the recorded investment in past due loans as of September 30, 2017 and December 31, 2016 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2017
Commercial real estate	$5,173	$46	$6,677	$11,896	$604,805	$616,701
Residential real estate	7,874	2,009	5,202	15,085	362,566	377,651
Land and construction	1,903	194	971	3,068	134,682	137,750
Commercial	1,434	191	2,979	4,604	112,883	117,487
Consumer and other loans	101	90	175	366	42,214	42,580
Total – excluding PCI	$16,485	$2,530	$16,004	$35,019	$1,257,150	$1,292,169
PCI loans	725	366	3,077	4,168	18,705	22,873
Total – including PCI	$17,210	$2,896	$19,081	$39,187	$1,275,855	$1,315,042

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 3 - Continued

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

Troubled Debt Restructurings:

Under certain circumstances, it may be beneficial to modify or restructure the terms of a loan for the mutual benefit of the Company and the borrower. In cases where the borrower is experiencing financial difficulties, the Company may grant concessions to the borrower to avoid the cost of foreclosure of property or bankruptcy by the borrower. In these circumstances, the modification of loan terms where a concession is granted to the borrower is known as a troubled debt restructuring (TDR). Concessions granted to financially troubled borrowers could include forgiveness of interest, forgiveness of principal, below market interest rate concessions, and a change in loan amortization or repayment terms. In general, the Company does not forgive principal in loan modifications. Typically, the Company will lower borrower payment amounts through a temporary interest rate concession and/or extension of amortization or maturity terms. At September 30, 2017, there are no commitments to extend credit on TDR’s.

At September 30, 2017 and December 31, 2016, the Company has a recorded investment in troubled debt restructurings of $11.1 million and $13 million, respectively. The Company has allocated $469 thousand and $592 thousand of specific allowance for those loans at September 30, 2017 and December 31, 2016, respectively. The Company granted a temporary TDR rate concession of 0.50% during three months ended September 30, 2017 and no rate concessions during three months ended September 30, 2016. During the three months ended September 30, 2017 the Company granted a payment extension on a troubled debt restructuring of 60 months and none for the 2016 period. The Company granted temporary TDR rate concessions with a range of 0.36% to 17.24% during nine months ended September 30, 2017 and a range of 0.75% to 1.25% during nine months ended September 30, 2016. During the nine months ended September 30, 2017 and September 30, 2016, payment extensions from troubled debt restructurings ranged from 42 months to 144 months and 7 months to 36 months, respectively.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended September 30, 2017 and September 30, 2016:

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 3 - Continued

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Three months ended September 30, 2017
Troubled Debt Restructurings:
Residential real estate	1	$48	$48
Total	1	$48	$48

There were no troubled debt restructurings that occurred during the three months ended September 30, 2016.

The troubled debt restructurings described above had no effect on the allowance for loan losses during the three months ended September 30, 2017 and September 30, 2016, respectively. These restructurings did not result in any charge-offs during the three-month period ended September 30, 2017 and September 30, 2016.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2017 and September 30, 2016:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Nine months ended September 30, 2017
Troubled Debt Restructurings:
Commercial real estate	4	$1,605	$1,605
Residential real estate	2	177	177
Land and construction	2	154	154
Consumer and other loans	2	21	21
Total	10	$1,957	$1,957

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Nine months ended September 30, 2016
Troubled Debt Restructurings:
Commercial real estate	3	$1,637	$1,608
Residential real estate	6	1,121	1,121
Total	9	$2,758	$2,729

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 3 - Continued

The troubled debt restructurings described above had no effect on the allowance for loan losses during the nine months ended September 30, 2017 and September 30, 2016, respectively. These restructurings did not result in any charge-offs during the nine months ended September 30, 2017 and September 30, 2016.

There were no troubled debt restructurings for which there was a payment default within 12 months following the modification during the three months ended September 30, 2017 or September 30, 2016.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within 12 months following the modification during the nine months ended September 30, 2017 and September 30, 2016:

	Nine months ended
	September 30, 2017		September 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate	-	$-	-	$-
Residential real estate	1	129	1	84
Land and construction	-	-	2	550
Commercial	1	165	-	-
Total	2	$294	3	$634

The troubled debt restructurings that subsequently defaulted described above had no impact on allowance for loan losses and increased the allowance for loan losses by $37 thousand during the nine months ended September 30, 2017 and September 30, 2016, respectively.

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

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 3 - Continued

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2017
Commercial real estate	$604,262	$14,618	$13,969	$-	$632,849
Residential real estate	369,485	2,852	10,465	-	382,802
Land and construction	136,237	1,470	1,472	-	139,179
Commercial	109,578	4,527	3,527	-	117,632
Consumer and other loans	42,261	30	289	-	42,580
Total	$1,261,823	$23,497	$29,722	$-	$1,315,042

December 31, 2016
Commercial real estate	$425,773	$16,545	$15,439	$4,914	$462,671
Residential real estate	348,182	2,574	12,219	-	362,975
Land and construction	91,213	3,590	1,577	-	96,380
Commercial	91,293	3,670	3,614	1,179	99,756
Consumer and other loans	44,523	51	320	-	44,894
Total	$1,000,984	$26,430	$33,169	$6,093	$1,066,676

Purchased Credit Impaired Loans

The Company has purchased loans, for which there was at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. At September 30, 2017 and December 31, 2016, the carrying amount of those loans is as follows:

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 3 - Continued

	September 30, 2017	December 31, 2016
Commercial real estate	$16,148	$16,193
Residential real estate	5,151	5,879
Land and construction	1,430	1,460
Commercial	144	216
Recorded Investment	$22,873	$23,748
Allowance for loan losses	1,022	1,110
Carrying amount	$21,851	$22,638

Accretable yield, or income expected to be collected, is as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Balance at beginning of period	$15,086	$15,535	$14,164	$15,874
New loan purchases	-	-	-	-
Accretion of income	(793)	(874)	(2,332)	(2,785)
Reclassifications from nonaccretable difference	981	1,398	3,676	3,922
Disposals	(232)	(1,416)	(466)	(2,368)
Balance at end of period	$15,042	$14,643	$15,042	$14,643

For those purchased credit impaired loans disclosed above, the Company increased the allowance for loan losses by $60 thousand and decreased the allowance for loan losses by $275 thousand during the three-month period ending September 30, 2017 and 2016, respectively. The Company decreased the allowance for loan losses by $87 thousand and increased the allowance for loan losses by $211 thousand during the nine-month period ending September 30, 2017 and 2016, respectively.

There were no purchased credit impaired loans purchased during the three-month period ended, or nine-month period ended, September 30, 2017 or September 30, 2016, for which it was probable at acquisition that all contractually required payments would not be collected.

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate the cash flows expected to be collected. During the three-month period and nine-month period ended September 30, 2017 and September 30, 2016 there were no significant purchased credit impaired loans for which the cash flows could not be reasonably estimated.

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

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

Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third- party pricing services.

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. A significant unobservable input in the income approach is the capitalization rate. At September 30, 2017 and December 31, 2016, the range of capitalization rates utilized to determine fair value of the underlying collateral ranged from 8.5% to 9.0% and from 7.0% to 11.25%, respectively. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 4 - Continued

Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at the lower of charged down loan balance or fair value less costs to sell. This process may establish a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals that are periodically updated, as management deems necessary. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. A significant unobservable input in the income approach is the capitalization rate. At September 30, 2017 and December 31, 2016, the range of capitalization rates utilized to determine fair value of the underlying collateral ranged from 8.5% to 9.45% and from 9.2% to 13%, respectively.

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

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 4 - Continued

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assess (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2017
Financial Assets
Investment Securities available for sale
Agency notes and bonds	$-	$2,933	$-	$2,933
Asset backed securities	-	16,456	-	16,456
Small Business administration securities	-	42,119	-	42,119
Collateralized mortgage obligations	-	101,295	-	101,295
Mortgage-backed securities	-	288,216	-	288,216
Total investment securities available for sale	$-	$451,019	$-	$451,019

	Fair Value Measurement Using:
	Quoted Prices in Active Markets for Identical Assess (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016
Financial Assets
Investment Securities available for sale
Agency notes and bonds	$-	$1,614	$-	$1,614
Asset backed securities	-	16,880	-	16,880
Small Business administration securities	-	48,796	-	48,796
Collateralized mortgage obligations	-	44,362	-	44,362
Mortgage-backed securities	-	234,982	-	234,982
Total investment securities available for sale	$-	$346,634	$-	$346,634

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2017 and the year ended 2016.

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 4 - Continued

Assets measured at fair value with a related valuation allowance on a non-recurring basis are summarized below:

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assess (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2017
Impaired loans:
Commercial real estate	$5,356	$-	$-	$5,356	$5,356
Residential real estate	304	-	-	304	304
Land and construction	50	-	-	50	50
Commercial	2,653	-	-	2,653	2,653

Commercial real estate owned, net	$3,408	$-	$-	$3,408	$3,408
Land and construction real estate owned, net	$2,643	$-	$-	$2,643	$2,643

		Fair Value Measurements Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assess (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016
Impaired loans:
Commercial real estate	$8,318	$-	$-	$8,318	$8,318
Residential real estate	2,087	-	-	2,087	2,087
Land and construction	730	-	-	730	730
Commercial	21	-	-	21	21

Commercial real estate owned, net	$2,933	$-	$-	$2,933	$2,933
Residential real estate owned, net	$2,583	$-	$-	$2,583	$2,583

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 4 - Continued

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2017 and December 31, 2016 are as follows:

	Carrying	Fair Value Measurements Using:
	Value	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2017
Financial Assets:
Cash and cash equivalents	$69,922	$69,922	$-	$-	$69,922
Securities available for sale	451,019	-	451,019	-	451,019
Securities held to maturity	170,194	-	168,923	-	168,923
Federal Home Loan Bank stock	8,111	-	-	-	n/a
Loans held for sale	7,548	-	7,707	-	7,707
Loans, net	1,306,572	-	-	1,311,843	1,311,843
Accrued interest receivable	5,660	-	-	5,660	5,660

Financial Liabilities:
Deposits – without stated maturities	$1,400,758	$1,400,758	$-	$-	$1,400,758
Deposits – with stated maturities	338,794	-	339,796	-	339,796
Securities sold under agreement to repurchase	4,191	-	4,191	-	4,191
Federal Home Loan Bank advances	146,866	-	-	146,365	146,365
Junior subordinated debentures	6,015	-	-	4,711	4,711
Accrued interest payable	469	-	469		469

	Carrying	Fair Value Measurements Using:
	Value	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2016
Financial Assets:
Cash and cash equivalents	$44,558	$44,558	$-	$-	$44,558
Securities available for sale	346,634	-	346,634	-	346,634
Securities held to maturity	178,232	-	176,286	-	176,286
Federal Home Loan Bank stock	4,584	-	-	-	n/a
Loans held for sale	8,384	-	8,633	-	8,633
Loans, net	1,058,300	-	-	1,037,142	1,037,142
FDIC indemnification asset	526	-	-	-	n/a
Accrued interest receivable	4,543	-	-	4,543	4,543

Financial Liabilities:
Deposits – without stated maturities	$1,126,649	$1,126,649	$-	$-	$1,126,649
Deposits – with stated maturities	352,159	-	353,375	-	353,375
Federal Home Loan Bank advances	71,622	-	-	71,569	71,569
Junior subordinated debentures	5,943	-	-	4,874	4,874
Accrued interest payable	424	-	424		424

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 4 - Continued

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

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed- term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 4 - Continued

(i)	Securities sold under agreement to repurchase

The fair value amounts of securities sold under agreement to repurchase are considered equal to the carrying amount as these short-term borrowings have a one-day maturity.

(j)	Federal Home Loan Bank advances

The fair values of Federal Home Loan Bank advances are determined by using a discounted cash flow calculation that applies interest rates currently offered on Federal Home loan Bank advances with similar averages lives and characteristics resulting in a level 3 classification.

(k)	Junior subordinated debentures

The fair values of the Company’s Junior Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(l)	Accrued Interest Payable

The carrying amounts of accrued interest payable approximate fair value and is classified as Level 2.

(m)	Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

NOTE 5 - SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

The Bank enters into short-term borrowing arrangements with our retail customers through agreements to repurchase (“securities sold under agreement to repurchase”). The Bank pledges investment securities owned and under the Bank’s control as collateral to secure these one-day borrowing arrangements. These short-term borrowings were acquired from our Jefferson Bank acquisition on July 28, 2017 and totaled $4.2 million on September 30, 2017. At September 30, 2017, the Bank pledged investment securities with a market value totaling $ 14.8 million, which represented 352% of the carrying amount of the borrowings.

Any risk related to these arrangements, primarily market value changes, are minimized due to the overnight (one-day) maturity and the additional collateral pledged over the borrowed amounts.

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 6 - REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. These rules require a capital conservation buffer of up to 2.5% above each of CET1, tier 1, and total risk-based capital that must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer requirement is being phased in over a four-year period starting on January 1, 2016 and was 0.625% in 2016 and 1.25% as of January 1, 2017. At September 30, 2017 the capital conservation buffer was 7.75% for consolidated and 7.48% for Bank only, respectively. At December 31, 2016 the capital conservation buffer was 9.83% consolidated and 8.41% for Bank only. When fully implemented, a banking organization would need to maintain a CET1 capital ratio of at least 7%, a total Tier 1 capital ratio of at least 8.5% and a total risk-based capital ratio of at least 10.5%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2017 and December 31, 2016, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2017 and year-end 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 6 - Continued

Actual and required capital amounts and ratios are presented below at September 30, 2017 and December 31, 2016. The ratios for capital adequacy purposes do not include capital conservation buffer requirements.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Percent	Amount	Percent
September 30, 2017
Total Capital to risk weighted assets
Consolidated	$233,394	15.75%	$118,587	8.00%	N/A	N/A
Bank	229,238	15.48	118,432	8.00	$148,040	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	225,318	15.20	88,940	6.00	N/A	N/A
Bank	221,162	14.94	88,824	6.00	118,432	8.00
Common Tier 1 (CET 1)
Consolidated	219,943	14.84	66,705	4.50	N/A	N/A
Bank	221,162	14.94	66,618	4.50	96,226	6.50
Tier 1 (Core) Capital to average assets
Consolidated	225,318	10.95	82,292	4.00	N/A	N/A
Bank	221,162	10.76	82,207	4.00	102,759	5.00

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Percent	Amount	Percent
December 31, 2016
Total Capital to risk weighted assets
Consolidated	$212,007	17.83%	$95,109	8.00%	N/A	N/A
Bank	194,788	16.41	94,986	8.00	$118,733	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	204,272	17.18	71,332	6.00	N/A	N/A
Bank	187,054	15.75	71,240	6.00	94,986	8.00
Common Tier 1 (CET 1)
Consolidated	199,643	16.79	53,499	4.50	N/A	N/A
Bank	187,054	15.75	53,430	4.50	77,176	6.50
Tier 1 (Core) Capital to average assets
Consolidated	204,272	11.52	70,929	4.00	N/A	N/A
Bank	187,054	10.57	70,811	4.00	88,514	5.00

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 6 - Continued

Dividend Restrictions - The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2016, the Bank paid a dividend to the Holding Company of $13 million, which approximately represented the Bank’s 2014 and 2015 net income. At year-end 2016, the Bank could, without prior approval, declare dividends equal to the amount of net profits retained for 2016. At September 30, 2017, the Bank could without prior approval, declare dividends equal to the amount of net retained profits for 2016 plus the amount of profits retained during the first nine months of 2017.

NOTE 7 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amounts of financial instruments with off-balance-sheet risk at period-end were as follows:

	September 30, 2017	December 31, 2016
Commitments to make loans	$59,326	$25,698
Unused lines of credit	$245,218	$150,553
Standby letters of credit	$8,887	$5,003

The following instruments are considered financial guarantees and are carried at fair value, which approximates $0 at period end September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Contract Amount	Fair Value	Contract Amount	Fair Value
Standby letters of credit	$8,887	$-	$5,003	$-
Loans sold with recourse	$60,548	$-	$67,425	$-

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 8 - EARNINGS PER SHARE

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Basic
Net Income	$2,097	$2,263	$6,529	$5,485
Average shares	21,549,855	20,052,300	20,557,322	20,052,300
Basic earnings per share	$0.10	$0.11	$0.32	$0.27

Diluted
Net Income	$2,097	$2,263	$6,529	$5,485
Weighted average shares for basic earnings per share	21,549,855	20,052,300	20,557,322	20,052,300
Add: dilutive effects of assumed exercises of stock options	539,549	547,501	544,627	548,268
Average shares and dilutive potential shares	22,089,404	20,599,801	21,101,949	20,600,568
Diluted earnings per share	$0.09	$0.11	$0.31	$0.27

There were no anti-dilutive stock options for the three months ended September 30, 2017 and September 30, 2016. There were no anti-dilutive stock options for the nine months ended September 30, 2017 and September 30, 2016.

NOTE 9 - BUSINESS COMBINATIONS

Jefferson Bankshares, Inc. acquisition

On July 28, 2017, the Company completed its acquisition of Jefferson Bankshares, Inc., the parent company of Jefferson Bank. Pursuant to and simultaneously with the merger of Jefferson Bankshares, Inc. with and into the Company, Jefferson’s wholly owned subsidiary, Jefferson Bank, merged with and into the Company’s subsidiary bank, Harbor Community Bank.

The Company’s primary reasons for the transaction were to expand geographically into the Tampa Bay area market on Florida’s west coast. The Company seeks to expand its customer base to enhance deposit fee income and leverage operating efficiencies through economies of scale. The acquisition increased the Company’s assets by 17.5% compared with balances at June 30, 2017 prior to the acquisition.

The acquisition was accounted for under the acquisition method of accounting in accordance with ACS topic 805, Business Combinations. The Company recognized $13.5 million of goodwill, which is nondeductible for tax purposes as this acquisition was a nontaxable transaction. Goodwill was calculated based on fair value estimates of the assets acquired and liabilities assumed as of acquisition date. Fair value estimates were based on current information available, and are subject to change for up to one year after closing date of the acquisition as additional information relative to closing values becomes available. Fair values are estimates and are subject to final valuation adjustments including appraisals on loans and bank property and final income tax returns or adjustments.

During the nine month period ended September 30, 2017, the company paid or accrued transaction costs of approximately $1.7 million relating to legal fees, valuation, investment banker fees, contract terminations, and other one-time costs associated with the Jefferson Bank acquisition. These costs were charged to operations during the period.

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 9 - Continued

The Company acquired 100% of the outstanding common stock of Jefferson Bankshares, Inc. The purchase price consisted of both cash and common stock of the Company. Each share of Jefferson Bankshares, Inc. was exchanged for 0.9676 per share of HCBF common stock. Jefferson shareholders had the option of receiving all stock or a portion of cash and stock as consideration. Under the acquisition agreement, the assigned value of Company’s stock per share was $14.50. In addition, the Company paid out all Jefferson common stock option holders. The payout price per option share was $14.03 less the option strike price per share. The table below summarizes the purchase price calculation.

Jefferson shares outstanding at closing on July 28, 2017	2,730,202
Exchange ratio	0.9676
Converted HCBF shares	2,641,742

Converted HCBF shares receiving stock consideration	2,119,020
Assigned value of HCBF shares	$14.50
Total stock consideration	$30,726

Converted HCBF shares receiving cash consideration	522,522
Rounding shares receiving cash	200
Total converted HCBF shares receiving cash consideration	522,722
Assigned value of HCBF shares	$14.50
Total cash consideration paid to shareholders	$7,579

Jefferson common stock options outstanding at close	321,772
Pre-conversion assigned cash price	$14.03
Average strike price	(8.23)
Options pay out price	$5.80
Total cash consideration paid to option holders (rounded)	$1,867

Total purchase price	$40,172

The table below summarizes the estimates of fair value of the assets purchased, including goodwill, and liabilities assumed as of the July 28, 2017 purchase date.

Assets:
Cash and cash equivalents	$16,654
Investment securities available for sale	44,420
Loans held for investment	243,803
Federal Home Loan Bank stock and other	2,918
Premises and Equipment	4,320
Goodwill	13,464
Core Deposit Intangible	3,735
Accrued interest receivable and other assets	806
Total fair value of assets acquired	$330,120

Liabilities:
Deposits	$231,375
Securities sold under agreement to repurchase	5,847
Federal Home Loan Bank advances	46,963
Senior note payable	3,030
Deferred tax liability	156
Official checks	1,349
Accrued interest payable and other liabilities	1,228
Total fair value of liabilities assumed	$289,948

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 9 - Continued

The Company acquired $243.8 million of loans at fair value, net of discount of $2.7 million or 1.11% of outstanding principal balance. The fair value of loans acquired represented 22.9% of the Company’s total loans at June 30, 2017 prior to the acquisition.

Pursuant to ASC Topic 310-30, at acquisition, management did not identify any loans that would qualify as purchase credit impaired. However, management identified three unsecured credit lines with outstanding principal totaling $953 thousand for which further cash flows were considered doubtful. These loans were fully discounted at acquisition. Management believed all other acquired loans are collectable under contractual loan terms.

The table below presents the unpaid principal balance (“Book Balance”) and the fair values of loans acquired at the acquisition date.

	Book	Fair
	Balance	Value
Loans:
Commercial real estate	$124,181	$122,932
Residential real estate	60,453	60,269
Land and construction	37,421	36,966
Commercial	23,048	22,208
Consumer and other loans	1,445	1,428
Total acquired loans	$246,548	$243,803

In the assumption of deposit liabilities, the Company believed the deposit relationships acquired from the Jefferson transaction have an intangible economic value. Pursuant to ASC Topic 805, which prescribes the accounting for goodwill and intangible assets such as core deposit intangibles, the Company estimated the fair value of core deposit intangible at $3.7 million on acquisition date. The core deposit intangible will be amortized using an accelerated amortization method over an estimated economic life not to exceed ten years. In determining the valuation amount of the core deposit intangible, the Company considered factors such as type of deposit, historical deposit retention, interest rates and age of deposit relationships.

The Company paid off the senior note payable shortly after closing at carrying value of $3.030 million with no associated gain or loss.

Announced Acquisition of HCBF Holding Company, Inc. by CenterState Bank Corporation

On August 12, 2017, HCBF Holding Company, Inc. (“HCBF”) and CenterState Bank Corporation (“CenterState”) entered into an Agreement and Plan of Merger (the “merger agreement”), that provides for the combination of the two companies. Pursuant to the merger agreement, HCBF will merge with and into CenterState, with CenterState as the surviving company (the “merger”). Immediately thereafter, HCBF’s direct wholly-owned subsidiary, Harbor Community Bank, will be merged with and into CenterState’s direct wholly-owned subsidiary, CenterState Bank N.A. (“CenterState Bank”), with CenterState Bank being the surviving subsidiary bank of CenterState (the “bank merger”). Under the terms of the merger agreement, each outstanding share of HCBF common stock will be converted into the right to receive 0.675 shares of CenterState common stock and $1.925 in cash. The transaction was unanimously approved by the boards of directors of both companies. The transaction is expected to close in the first quarter of 2018 subject to customary closing conditions, including receipt of all applicable regulatory approvals and shareholder approval of both companies.

HCBF HOLDING COMPANY, INC.

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts shown in tables in thousands, except share data)

NOTE 10 - Disaster Recovery - Hurricane Irma

On September 10, 2017, Hurricane Irma, a large powerful storm, made landfall in the Florida Keys and moved northward to impact most regions of the State of Florida. Immediately upon passing of the storm, the Company’s management team implemented disaster recovery procedures to assess the property damage and business impact to our Company, our customers, our employees, and our significant vendors.

Fortunately, the Company experienced no significant property damage to any of its branch offices, administrative offices or foreclosed properties. Additionally, our employees were able to return to work safely with some minimal delays or disruptions shortly after the passing of the storm. The majority of our retail banking locations were open for normal business within 24 hours after the storm and all branch offices were open for business within 48 hours after the storms’ passing. Branch opening and processing delays were generally caused by power loss, loss of data connectivity, or both. The Company had equipment and alternative processing procedures to help minimize customer disruptions caused by these outages.

The storm did have a significant impact on our loan origination volume during September 2017. We were unable to timely originate, process, close, and sell residential loans for several weeks after the storm as the collateral for these loans required additional inspections and damage assessment. As a result, our gains on loan sales during third quarter of 2017 was $231 thousand below the gains we recorded in the prior quarter. The business impact to our customers was sporadic and geographically wide spread but generally concentrated in Highlands and St. Johns counties. The Company has received approximately 100 requests for loan payment deferral, with a recorded investment of approximately $18.9 million, from our customers due to storm hardships. The Company provides payment deferrals of up to 60 to 90 days for qualifying customers. The Company continues to accrue interest income on loans with deferred payments and the loan amortization and loan maturity are extended accordingly.

The Company believes that there will be no significant impact from Hurricane Irma on our operating results in the fourth quarter of 2017. Furthermore, we do not expect to submit any loss damage or business interruption claims to our insurance carriers relating to the storm.

NOTE 11 - SUBSEQUENT EVENTS

On October 11, 2017, the Company and the FDIC mutually agreed to terminate the FDIC loss share agreement relating to the Putnam State Bank acquisition in June 2012. Under the terms of the FDIC loss share agreement, the FDIC was obligated to reimburse the Company 80% of losses, less recoveries, on qualifying assets for a five-year period ending June 30, 2017. The Company was obligated reimburse the FDIC 80% of recoveries, less costs, on qualifying assets where a loss share claim was previously submitted to the FDIC. The Company’s reimbursement obligation was for a three-year period ending June 30, 2020. In addition, the Company was obligated to pay the FDIC, at the end of the contract, a claw back amount provided that overall losses were a specified amount less than original FDIC loss estimates. Under the terms of the termination agreement, the Company paid $1.3 million to the FDIC to cancel the contract and forgive the accrued claw back amount of approximately $900 thousand. The Company will no longer be required to reimburse the FDIC for losses on qualifying assets. The Company expects to record a pre-tax loss of approximately $340 thousand on termination of the FDIC loss share contract in the fourth quarter of 2017.

ITEM 2:        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

Overview

Our total assets increased approximately $389.7 million or 21.8% from December 31, 2016 to September 30, 2017, which was the result of our acquisition of Jefferson Bank on July 28, 2017 and organic balance sheet growth. The Jefferson Bank acquisition added $330.1 million of assets measured at fair value during the third quarter of 2017. In addition, we acquired $243.8 million of loans measured at fair value, $231.4 million of deposits and increased our net worth capital by $ 30.7 million as a result of the Jefferson acquisition. Our loan balances, exclusive of acquired Jefferson loans, increased by $ 4.7 million or .45% for the nine months ended September 30, 2017. Our organic deposit growth, exclusive of acquired Jefferson deposits, was $29.3 million or 2.0% for nine months ended, September 30, 2017. The Jefferson acquisition helped increase our loan-to-deposit ratio to 75.6% at September 30, 2017, compared to 68.2% at June 30, 2017 and 72.1% at December 31, 2016.

A detailed discussion and analysis of balance sheet changes for the period is shown below and on the following pages.

Interest-earning deposits in other financial institutions

Interest-earning deposits in other financial institutions represent overnight deposits at the Federal Reserve and other correspondent banks. These balances are an integral part of our day-to-day cash management and liquidity. During the nine months ended September 30, 2017, these balances increased by $21.9 million or 206.3%. The higher balances at September 30, 2017 were available to cover seasonal day-to-day deposit balance volatility.

Investment securities available for sale

Securities available for sale, consisting of primarily U.S. government and U.S. government sponsored enterprises mortgage-backed securities were $451.0 million at September 30, 2017 representing 20.7% of total assets. Securities available for sale at December 31, 2016 were $346.6 million, representing 19.4% of total assets. The increase during the period represented investment of funds generated from deposit growth as well as approximately $44.4 million of securities from the Jefferson Bank acquisition. We use securities available for sale primarily for liquidity purposes, to fund new loan growth, to provide flexibility to respond to changing interest rate environments, and secondarily, for investment yield. Our available for sale securities are carried at fair value.

Investment securities held to maturity

At September 30, 2017, we had $170.2 million, carried at amortized cost, of securities designated as held to maturity. This compares to $178.2 million, at amortized cost, as of December 31, 2016. The reduction of $8.0 million of securities held for sale between December 31, 2016 and September 30, 2017 was due to principal repayments and amortization of premiums and discounts on these securities. The unrealized loss on securities held to maturity was $1.3 million and $1.9 million on September 30, 2017 and December 31, 2016 respectively. Securities designated as held to maturity generally have longer portfolio durations and are primarily held for investment yield, and secondarily, for cash flow provided from security repayments and prepayments.

Loans

Our loan portfolio is the most important component driving our net interest income and is a major contributor to our overall profitability. The loan portfolio is the largest component of our earning assets. At September 30, 2017, our net loan portfolio was $1.3 billion, which was 59.9% of assets compared to $1.1 billion and 59.1% of assets at December 31, 2016. The increase in net loans during the nine-month period ended September 30, 2017 was $248.2 million or 23.5%. The primary reason for the increase in net loan balances during the period was the addition of $243.8 million of loans, measured at fair value, from the Jefferson Bank acquisition.

The table below reflects loans by collateral type including and excluding purchased credit impaired (PCI) loans for the dates shown:

LOANS BY COLLATERAL TYPE

	September 30, 2017	December 31, 2016
Loans excluding PCI Loans
Commercial real estate	$616,700	$446,478
Residential real estate	377,651	357,096
Land and construction	137,750	94,920
Commercial	117,488	99,540
Consumer & Other Loans	42,580	44,894
Subtotal	1,292,169	1,042,928
Net unearned fees & costs	(558)	(738)
Total loans excluding PCI	$1,291,611	$1,042,190

	September 30, 2017	December 31, 2016
PCI Loans (ACS Topic 310-30)
Commercial real estate	$16,148	$16,193
Residential real estate	5,151	5,879
Land and construction	1,430	1,460
Commercial	144	216
Total PCI loans	22,873	23,748
Total Loans	1,314,484	1,065,938
Allowance for loan losses for non PCI Loans	(6,890)	(6,528)
Allowance for loan losses for PCI loans	(1,022)	(1,110)
Total loans, net of allowance for loan losses	$1,306,572	$1,058,300

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

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Three months ended, September 30,				Nine months ended, September 30,
	2017		2016		2017		2016

Balance at Beginning of Period	$7,120		$4,639		$7,638		$3,728

Charge-Offs:
Commercial real estate	2		268		1,022		568
Residential real estate	150		97		465		100
Land and construction	-		149		106		175
Commercial	-		-		808		201
Consumer & Other Loans	72		103		307		415
Total Charge-Offs	224		617		2,708		1,459

Recoveries:
Commercial real estate	27		9		66		19
Residential real estate	80		117		204		203
Land and construction	15		10		43		47
Commercial	47		21		213		92
Consumer & Other Loans	22		29		68		84
Total Recoveries	191		186		594		445
Net Charge-Offs	33		431		2,114		1,014
Provision for Loan Losses	825		347		2,388		1,841
Balance at End of Period	$7,912		$4,555		$7,912		$4,555

Ratio of Net Charge-Offs to Average Loans Outstanding	0.00%		0.04%		0.19%		0.10%
Allowance for Loan Losses as a Percent of Loans at End of Period	0.60%		0.45%		0.60%		0.45%
Allowance for Loan Losses as a Multiple of Net Charge-Offs	239.8	x	10.6	x	3.7	x	4.5	x

Our allowance for loan losses as a percentage of loans at period end was 0.60% at September 30, 2017 compared to 0.72% at December 31, 2016. The decrease was primarily attributable to additional loans acquired from the Jefferson acquisition, measured at fair value, during the nine months ended September 30, 2017. The table below reflects the amount of the allowance for loan losses allocated to each loan type at the dates shown. The allocation of allowance to a particular loan type does not limit its ability to absorb losses in another loan type.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

	September 30, 2017		December 31, 2016
	Allowance Amount	Allowance Amount to Total Loans	Allowance Amount	Allowance Amount to Total Loans
Commercial real estate	$3,593	0.27%	$3,316	0.31%
Residential real estate	1,393	0.11	1,990	0.19
Land and construction	419	0.03	344	0.03
Commercial	2,204	0.17	1,790	0.17
Consumer & Other	303	0.02	198	0.02
Not Allocated	-	-	-	-
Total	$7,912	0.60%	$7,638	0.72%

Nonperforming loans and Nonperforming assets

Nonperforming loans exclude accreting PCI loans and include non-accrual loans and loans 90 days or more past due and still accruing. PCI loans are excluded from the nonperforming loan category due to the accretion of acquired loan discounts into income. Non-performing assets include non-accrual loans, loans 90 days or more past due and still accruing, and other real estate owned (OREO). At September 30, 2017, non-accrual loans and loans 90 days or more past due and still accruing totaled $27.5 million compared to $33.3 million at December 31, 2016, representing a decrease of $5.8 million or 17.4% for the nine-month period. At September 30, 2017, OREO totaled $8.1 million compared to $9.0 million at December 31, 2016, representing a decrease of $954 thousand or 10.6% for the nine-month period. Non-performing assets totaled $35.6 million at September 30, 2017 compared to $42.3 million at December 31, 2016, representing a $6.7 million or 15.8% decrease for the nine-month period. The table below reflects the activity of nonperforming assets, including non-accrual loans and OREO, for the periods shown.

NONPERFORMING ASSET ACTIVITY

	Three months ended, September 30,		Nine months ended, September 30,
	2017	2016	2017	2016
NPA beginning balance	$38,662	$39,735	$42,345	$36,253
Change in nonaccrual loans and accruing loans 90 days or more past due:
Beginning balance	29,997	26,912	33,327	23,158
Additions	5,778	8,074	16,580	22,848
Charge-Offs	(36)	(384)	(2,303)	(1,228)
Transferred to OREO	-	(584)	(2,743)	(1,560)
Paid Off/Payments	(2,823)	(2,768)	(6,942)	(7,558)
Restored to accrual	(5,368)	(1,918)	(10,371)	(6,328)
Ending balance	27,548	29,332	27,548	29,332

Change in OREO:
Beginning Balance	8,665	12,823	9,018	13,095
Loans transferred to OREO	-	584	2,743	1,560
Transfers from premises and equipment	-	146	-	1,355
OREO acquired through acquisitions	-	-	-	-
Net Change in valuation allowance	(228)	(329)	(936)	(897)
Sales	(373)	(1,342)	(2,761)	(3,231)
Ending Balance	8,064	11,882	8,064	11,882
NPA Net Change	(3,050)	1,479	(6,733)	4,961
NPA Ending Balance	$35,612	$41,214	$35,612	$41,214

The table below shows nonaccrual loans and loans 90 days or more past due and still accruing by loan type as well as information on, past due balances, and non-performing loan ratios.

RISK ELEMENT ASSETS

	September 30, 2017	December 31, 2016

Non-accruing Loans and accruing loans 90 days or more past due:
Commercial real estate	$13,133	$14,350
Residential real estate	9,249	11,447
Land and construction	1,156	4,810
Commercial	3,754	2,370
Consumer & Other Loans	256	350
Total Non-performing Loans (“NPLs”)	27,548	33,327
Other Real Estate Owned	8,064	9,018
Total Non-performing Assets (“NPAs”)	$35,612	$42,345

Past Due Loans 30 – 89 days (accruing)	$18,851	$17,697
Past Due Loans 90 days or more (accruing)	$4,274	$6,075
Performing Troubled Debt Restructurings	$3,814	$4,667
Non-Performing Loans/Loans	2.08%	3.11%
Non-performing Assets/Total Assets	1.64%	2.37%
Non-performing Assets/Loans Plus OREO	2.68%	3.92%
Allowance /Non-performing Loans	28.72%	22.92%

Bank Premises and equipment

Bank premises and equipment was $53.9 million at September 30, 2017 compared to $51.4 million at December 31, 2016, an increase of $2.5 million or 4.8%. The increase primarily relates to premises and equipment acquired from the Jefferson acquisition measured at fair value. The table below reflects a summary of the components of bank premises and equipment for the periods shown.

PREMISES AND EQUIPMENT

	September 30, 2017	December 31, 2016
Land	$19,211	$17,001
Buildings	33,196	32,079
Furniture, fixtures and equipment	8,654	8,173
Leasehold improvements	3,177	2,404
Automobiles	148	158
Subtotal	64,386	59,815
Less accumulated depreciation	10,466	8,373
Total	$53,920	$51,442

Deposits

Total deposits at September 30, 2017 was $1.7 billion compared to $1.48 billion at December 31, 2016, representing an increase of $260.7 million or 17.6% for the period. The growth in deposits was primarily related to the Jefferson Bank acquisition. The Company acquired approximately $231.3 million of deposits in the Tampa Bay region of Florida from Jefferson Bank during the third quarter of 2017. Excluding the deposits acquired from Jefferson Bank, deposits increased by $29.4 million or 2.0% for nine months ended September 30, 2017. Noninterest bearing deposits as a percentage of total deposits increased from 30% at December 31, 2016 to 32% at September 30, 2017.

We believe our deposit base is well diversified among the various deposit products as shown in the table below as of the dates presented.

	September 30, 2017	% of total	December 31, 2016	% of total
Noninterest-bearing deposits	$558,162	32%	$444,745	30%
NOW accounts	229,001	13%	204,951	14%
Money market accounts	426,301	25%	312,219	21%
Savings	187,293	11%	164,734	11%
Time deposits	338,795	19%	352,159	24%
Total deposits	$1,739,552	100%	$1,478,808	100%

We continue to focus on the value of our deposit franchise, which produces a strong base of core deposits with minimal reliance on wholesale funding.

Federal Home Loan Bank Advances

Federal Home loan Bank advances are a key source of liquidity and funding for our day-to-day operations and our long-term financing needs. We borrow funds from the Federal Home Loan Bank to cover intraday cash shortfalls, to cover temporary deposit outflows, to finance asset purchases such as loans and investments securities, and to provide long-term funding to help mitigate interest rate risk in a rising interest rate environment. At September 30, 2017, Federal Home Loan Bank Advances totaled $146.9 million compared to $71.6 million at December 31, 2016, representing an increase of $75.2 million or 105.1%. The increase resulted from $47.0 million of advances acquired from the Jefferson Bank acquisition measured at fair value and $28.2 million net new advances used to fund short-term, seasonal deposit outflows.

Stockholders’ Equity

Stockholders’ equity totaled $256.8 million at September 30, 2017 compared to $217.7 million at December 31, 2016 for an increase of $39.1 million or 18.0%. The increase in Stockholders’ equity was primarily related to $30.7 million of additional capital from the Jefferson Bank acquisition. The $30.7 million of additional capital from Jefferson represented $40.2 million of net assets acquired, measured at fair value, including goodwill and core deposit intangible, less $9.4 million of cash consideration paid to Jefferson stockholders and option holders. Stockholders’ equity also increased by $6.5 million due to retained earnings and $1.2 million due to a reduction in accumulated other comprehensive income during the period. The reduction in accumulated other comprehensive loss during the first nine months of 2017 was attributable to improved market values on our available of sale investment securities, net of tax.

We continue to maintain a strong capital position. The ratio of stockholders’ equity to total assets at September 30, 2017 and December 31, 2016 was 11.8% and 12.2%, respectively. Our regulatory Tier 1 leverage ratio was 10.95% and 11.52% at September 30, 2017 and December 31, 2016, respectively. Our Common Tier 1 (CET 1) ratio was 14.84% at September 30, 2017 compared to 16.79% at December 31. 2017. Our regulatory total risk-weighted capital ratio and regulatory Tier 1 risk-weighted ratio at September 30, 2017 was 15.75% and 15.20%, respectively. Our regulatory total risk-weighted capital ratio and regulatory Tier 1 risk-weighted ratio at December 31, 2016 was 17.83 and 17.18%, respectively.

We did not pay a dividend to our stockholders during the first nine months of 2017 or during the full year of 2016.

COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Overview

We recognized net income of $2.1 million or $0.09 per share basic and $0.09 per share diluted for the three- month period ended September 30, 2017, compared to $2.3 million or $0.11 per share basic and $0.10 per share diluted for the same period in 2016. A condensed summary of the differences are listed in the table below.

CONDENSED SUMMARIZED OVERVIEW OF OPERATIONS

	Three months ended		Increase
	September 30, 2017	September 30, 2016	(Decrease)
Net Interest Income	$17,789	$14,505	$3,284
Provision for loan losses	825	347	478
Net interest income after loan loss provision	16,964	14,158	2,806
Noninterest income	3,088	3,405	(317)
Noninterest expense	16,591	13,901	2,690
Income before taxes	3,461	3,662	(201)
Income tax expense	1,364	1,399	(35)
Net Income	$2,097	$2,263	$(166)

Earnings per share - Basic	$0.10	$0.11	$(0.01)
Earnings per share - Diluted	$0.09	$0.11	$(0.02)

The primary difference between the two quarters presented above relate to increased net interest income and increased non-interest expense. The net interest income and non-interest expense included two months of Jefferson’s operations in the three months ended September 30, 2017. These items are discussed and analyzed in further detail below.

Net interest income and net interest margin

Net interest income increased $3.3 million or 22.6% to $17.8 million during the three-month period ended September 30, 2017 compared to $14.5 million for the same period in 2016. The $3.3 million increase in net interest income was the result of a $3.7 million increase in interest income offset by $453 thousand increase in interest expense. Interest income and interest expense were higher primarily due to the Jefferson acquisition and organic growth during the three months ended September 30, 2017 compared to the same period in 2016.

Interest-earning assets averaged $1.9 billion during the three-month period ended September 30, 2017 as compared to $1.6 billion for the same period in 2016, for an increase of $298.4 million or 18.8%. The yield on average interest earning assets increased by .14% to 4.13% during the three-month period ended September 30, 2017, compared to 3.99% for the same period in 2016. The increase in yield on interest-earning assets during the third quarter of 2017 compared to the third quarter of 2016 was primarily due to a better asset mix between higher yielding loans compared to lower yielding investment securities mostly due to the Jefferson acquisition.

Interest-bearing liabilities averaged $1.3 billion during the three-month period ended September 30, 2017 as compared to $1.1 billion for the same period in 2016, for increase of $172.2 million or 15.36%. The yield on average interest-bearing liabilities increased 7 basis points to 0.58% during the three-month period ended September 30, 2017, compared to 0.51% for the same period in 2016. The higher average interest-earning liability balances and the higher interest-bearing liabilities yields produced higher interest expense during the three-month period ended September 30, 2017 compared to the same period in 2016.

The table below summarizes the analysis of changes in interest income and interest expense for the three-month periods ended September 30, 2017 and September 30, 2016.

NET INTEREST INCOME AND INTERET MARGIN

	Three months ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans, net of unearned income	$1,240,545	$16,199	5.18%	$1,007,026	$13,343	5.27%
Investment securities	622,151	3,298	2.10	563,382	2,505	1.77
Interest earning deposits and other	25,630	179	2.77	19,428	91	1.86
Total earning assets	$1,888,326	$19,676	4.13%	$1,589,836	$15,939	3.99%
Cash & Due from banks	35,180			29,614
Allowance for loan losses	(7,373)			(4,622)
Other assets	179,067			168,071
TOTAL ASSETS	$2,095,200			$1,782,899

LIABILITIES
Interest-bearing Checking & NOW accounts	$227,955	$128	0.22%	$190,343	$71	0.15%
Money Market accounts	409,378	356	0.35	304,837	186	0.24
Savings accounts	184,928	119	0.26	172,415	114	0.26
Other Time Deposits	341,934	820	0.95	352,980	761	0.86
Total interest-bearing deposits	$1,164,195	$1,423	0.48%	$1,020,575	$1,132	0.44%
FHLB Advances	118,434	368	1.23	93,965	216	0.91
Securities sold under agreement to repurchase	4,011	3	0.30	-	-	-
Subordinated debentures and other	6,826	93	5.41	6,677	86	5.12
Total interest-bearing liabilities	$1,293,466	$1,887	0.58%	$1,121,217	$1,434	0.51%
Noninterest-bearing deposits	531,750			421,235
Other liabilities	22,468			20,183
TOTAL LIABILITIES	$1,847,684			$1,562,635

STOCKHOLDERS’ EQUITY
TOTAL STOCKHOLDERS’ EQUITY	247,516			220,264

TOTAL LIABILITIES & EQUITY	$2,095,200			$1,782,899

Interest rate spread			3.56%			3.48%
Net interest income		$17,789			$14,505
Net interest margin			3.74%			3.63%

Our net interest margin increased by 11 basis points to 3.74% for the three-month period ended September 30, 2017, compared to 3.63% for the same period in 2016. The primary reason for the increase in net interest margin for the three-month period ending September 30, 2017 compared to the same period in 2016 was attributable to a better asset mix between higher yielding loans and lower yielding investment securities in the September 30, 2017 period as shown. Loan yields declined during the 2017 period primarily due to reduced discount accretion on acquired loans. Net loan discount accretion on acquired loans was $792 thousand for the three-month period ended 2017 compared to $923 thousand for the same period in 2016.

Provision for Loan Losses

The provision for loan losses increased $478 thousand to $825 thousand during the three-month period ended September 30, 2017 compared to provision expense of $347 thousand for the same period in 2016. The higher loan loss provision in the 2017 period compared to the 2016 period was primarily attributable to increased specific impairments on acquired loans in the 2017 period of $139 thousand compared to reversed specific impairments of $(291) thousand in the 2016 period.

Noninterest income

Our noninterest income decreased by $317 thousand to $3.1 million or 9.3% for the three-month period ended September 30, 2017, compared to $3.4 million for the same period in 2016. The decrease was the result of the following components reflected in the table below.

NONINTEREST INCOME

	Three months ended September 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Service charges on deposit accounts	$873	$595	$278	46.7%
ATM interchange income	736	721	15	2.1
Net gain on sale of loans	727	1,312	(585)	(44.6)
Net gains on sale of securities available for sale	4	282	(278)	(98.6)
Bank owned life insurance income	256	279	(23)	(8.2)
FDIC indemnification asset amortization, net	(70)	(283)	213	(75.3)
Purchase credit impaired loans recoveries	253	251	2	0.8
Other	309	248	61	24.6
Total Noninterest Income	$3,088	$3,405	$(317)	(9.3)%

Service charges on deposit accounts for the three-month period ended September 30, 2017 was $873 thousand, compared to $595 thousand for the same period in 2016 resulting in an increase of $278 thousand or 46.7%. The increase in services charges on deposit accounts was attributable to a new deposit fee pricing structure implemented in the fall of 2016 as well as additional service charges from the Jefferson acquisition during quarter three of 2017. Net gain on the sale of loans for the three-month period ended September 30, 2017 was $727 thousand, compared to $1.3 million for the same period in 2016 resulting in a decrease of $585 thousand or 44.6%. The decrease in net gains on loan sales was attributable to lower profit margins on sold loans, fewer loans sold due to processing delays from Hurricane Irma (see footnote 10 of the unaudited financial statements for discussion on disaster recovery) in September 2017, and fewer SBA loans sold with high profit margins in the three months ended September 30, 2017 compared to the same period in 2016. Net gains on sale of investment securities for the three-month period ended September 30, 2017 was $4 thousand, compared to $282 thousand for the same period in 2016 resulting in a decrease of $278 thousand or 98.6%. The cost associated with the FDIC indemnification asset declined to $70 thousand for the three-month period ended September 30, 2017 compared to $283 thousand for a decrease of $213 thousand or 75.3% from the same period in 2016.

Noninterest expense

Our noninterest expense increased by $2.7 million or 19.4% to $16.6 million for the three-month period ended September 30, 2017, compared to $13.9 million for the same period in 2016. The increase was the result of the following components reflected in the table below.

NONINTEREST EXPENSE

	Three months ended September 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Salaries and employee benefits	$7,849	$7,040	$809	11.5%
Occupancy and equipment	2,205	2,112	93	4.4
Data processing	1,610	1,595	15	0.9
Regulatory assessments	252	198	54	27.3
Professional fees	510	426	84	19.7
Office expense and supplies	366	350	16	4.6
Foreclosed assets, net	314	456	(142)	(31.1)
Advertising	139	170	(31)	(18.2)
Amortization of Intangibles	677	606	71	11.7
Acquisition and conversion costs	1,745	73	1,672	2,290.4
Other	924	875	49	5.6
Total Noninterest Expense	$16,591	$13,901	$2,690	19.4%

Salaries and employee benefits increased by $809 thousand or 11.5% during the three-month period ended September 30, 2017 compared to the same period in 2016 primarily due to additional salaries and benefits of officers and staff acquired from the Jefferson acquisition in the third quarter of 2017. Foreclosed asset expense declined by $142 thousand or 31.1% in the three-month period ended September 30, 2017 compared to the same period in 2016 primarily due to a reduction of foreclosed properties and fewer property write-downs in the 2017 period. Acquisition and conversion costs were $1.7 million for the three months ended September 30, 2017 compared to $73 thousand for the same period in 2016 for an increase of $1.672 million. The increase in acquisition costs during the 2017 period was primarily related to the Jefferson acquisition.

Provision of Income Taxes

Our income tax expense for the three-month period ended September 30, 2017 was $1.4 million on pretax income of $3.5 million at an effective tax rate of 39.4% compared to $1.4 million on pretax income of $3.7 million at an effective tax rate of 38.2% for the same period in 2016.

COMPARISON OF RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Overview

During the first nine months of 2017, we recognized net income of $6.5 million or $0.32 per share basic and $0.31 per share diluted, compared to $5.5 million or $0.27 per share basic and $0.27 per share diluted for the same period in 2016. A condensed summary of the differences are listed in the table below.

CONDENSED SUMMARIZED OVERVIEW OF OPERATIONS

	Nine months ended		Increase
	September 30, 2017	September 30, 2016	(Decrease)
Net Interest Income	$48,461	$44,354	$4,107
Provision for loan losses	2,388	1,841	547
Net interest income after loan loss provision	46,073	42,513	3,560
Noninterest income	9,346	8,887	459
Noninterest expense	44,985	42,291	2,694
Income before taxes	10,434	9,109	1,325
Income tax expense	3,905	3,624	281
Net Income	$6,529	$5,485	$1,044

Earnings per share - Basic	$0.32	$0.27	$0.05
Earnings per share - Diluted	$0.31	$0.27	$0.04

The primary difference between the two periods presented above relate to increased net interest income and increased noninterest expense during the nine months ended September 30, 2017 as compared to the same period in 2016. These items are discussed and analyzed in further detail below.

Net interest income and Net interest margin

Net interest income increased $4.1 million or 9.3% to $48.5 million during the nine-month period ended September 30, 2017 compared to $44.4 million for the same period in 2016. The $4.1 million increase was the result of a $4.9 million increase in interest income offset by $811 thousand increase in interest expense.

Interest-earning assets averaged $1.7 billion during the nine-month period ended September 30, 2017 as compared to $1.6 billion for the same period in 2016, and increase of $169.0 million or 10.8%. The yield on average interest-bearing assets decreased 2 basis points to 4.11% during the nine-month period ended September 30, 2017, compared to 4.13% for the same period in 2016. The higher average interest-earning asset balances more than offset the lower interest-earning assets yields to produce higher interest income during the nine-month period ended September 30, 2017 compared to the same period in 2016.

Interest-bearing liabilities averaged $1.2 billion during the nine-month period ended September 30, 2017 as compared to $1.1 billion for the same period in 2016, an increase of $81.6 million or 7.3%. The yield on average-interest bearing liabilities increased 5 basis points 0.56% during the nine-month period ended September 30, 2017, compared to 0.51% for the same period in 2016. The higher average interest-earning liability balances plus the higher interest-bearing liabilities yields produced higher interest expense during the nine-month period ended September 30, 2017 compared to the same period in 2016.

The table below summarizes the analysis of changes in interest income and interest expense for the nine-month periods ended September 30, 2017 and 2016.

NET INTEREST INCOME AND INTEREST MARGIN

	Nine months ended
	September 30, 2017			September 30, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Loans, net of unearned income	$1,123,545	$43,870	5.22%	$995,528	$41,087	5.51%
Investment securities	586,619	9,173	2.09	541,359	7,144	1.76
Interest earning deposits and other	28,816	437	2.03	33,138	331	1.33
Total earning assets	$1,738,980	$53,480	4.11%	$1,570,025	$48,562	4.13%
Cash & Due from banks	32,609			30,115
Allowance for loan losses	(7,208)			(4,441)
Other assets	167,539			162,447
TOTAL ASSETS	$1,931,920			$1,758,146

LIABILITIES
Interest-bearing Checking & NOW accounts	$221,152	$365	0.22%	$184,726	$192	0.14%
Money Market accounts	360,357	853	0.32	315,592	618	0.26
Savings accounts	177,433	324	0.24	167,031	310	0.25
Other Time Deposits	345,418	2,469	0.96	352,226	2,211	0.84
Total interest-bearing deposits	$1,104,360	$4,011	0.49%	$1,019,575	$3,331	0.44%
FHLB Advances	84,574	732	1.16	89,153	621	0.93
Securities sold under agreement to repurchase	1,352	3	0.30	-	-	-
Subordinated debentures and other	6,749	273	5.41	6,662	256	5.13
Total interest-bearing liabilities	$1,197,035	$5,019	0.56%	$1,115,390	$4,208	0.50%
Noninterest-bearing deposits	486,027			406,736
Other liabilities	18,767			18,567
TOTAL LIABILITIES	$1,701,829			$1,540,693

STOCKHOLDERS’ EQUITY
TOTAL STOCKHOLDERS’ EQUITY	230,091			217,453

TOTAL LIABILITIES & EQUITY	$1,931,920			$1,758,146

Interest rate spread			3.55%			3.63%
Net interest income		$48,461			$44,354
Net interest margin			3.73%			3.77%

Our net interest margin declined by 4 basis points to 3.73% for the nine-month period ended September 30, 2017, compared to 3.77% for the same period in 2016. The decrease in net interest margin for the nine-month period ending September 30, 2017 compared to the same period in 2016 was primarily attributable to lower loan yields and higher costing yields on interest bearing deposits partially offset by increased yields on investment securities in the September 30, 2017 period as shown. Loan yields declined during the 2017 period primarily due to reduced discount accretion on acquired loans. Net loan discount accretion on acquired loans was $2.6 million for the nine-month period ended 2017 compared to $3.9 million for the same period in 2016.

Provision for Loan Losses

The provision for loan losses increased $547 thousand or 29.7% to $2.4 million during the nine-month period ended September 30, 2017 compared to provision expense of $1.8 million for the same period in 2016. The increased loan loss provision during the nine-month period ended September 30, 2017 was primarily attributable to higher reserves on originated loans.

Noninterest income

Our noninterest income increased by $459 thousand to $9.3 million or 5.2% for the nine-month period ended September 30, 2017, compared to $8.9 million for the same period in 2016. The increase was the result of the following components reflected in the table below.

NONINTEREST INCOME

	Nine months ended September 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Service charges on deposit accounts	$2,437	$1,804	$633	35.1%
ATM interchange income	2,293	2,158	135	6.3
Net gain on sale of loans	2,488	2,960	(472)	(15.9)
Net gains on sale of securities available for sale	18	287	(269)	(93.7)
Bank owned life insurance income	780	705	75	10.6
FDIC indemnification asset amortization, net	(381)	(500)	119	(23.8)
Purchase credit impaired loans recoveries	720	692	28	4.0
Other	991	781	210	26.9
Total Noninterest Income	$9,346	$8,887	$459	5.2%

Service charges on deposit accounts increased by $635 thousand or 35.1% to $2.4 million for the nine-month period ended September 30, 2017, compared to $1.8 million from the same period in 2016. The increase in service charges on deposits accounts in the first nine months of 2017 was primarily attributable to a new deposit fee pricing structure implemented in the fall of 2016 as well as additional service charges relating to the Jefferson acquisition on July 28, 2017. Net gains on loan sales declined by $472 thousand or 15.9% to 2.5 million for the nine-month period ended September 30, 2017 compared to $3.0 million for the same period in 2016. The decreased gains on loan sales during the first nine months of 2017 was attributable to reduced origination and sales volume of residential and SBA loans of loans held for sale. Net gains on investment securities available for sale declined by $269 thousand or 93.7% to $18 thousand for the nine-month period ended September 30, 2017 compared to $287 thousand for the same period in 2016. Other noninterest income increased by $210 thousand or 26.9% to $991 thousand for the nine-month period ended September 30, 2017 compared to $781 thousand for the same period in 2016. The increased other noninterest income for the nine months of 2017 was attributable higher loan servicing fees, gains on sale of assets and check printing fee income compared to the same period in 2016.

Noninterest expense

Our noninterest expense increased by $2.7 million or 6.4% to $45.0 million for the nine-month period ended September 30, 2017, compared to $42.3 million for the same period in 2016. The increase in noninterest expense for the nine months of 2017 was the result of the following components reflected in the table below.

NONINTEREST EXPENSE

	Nine months ended September 30,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Salaries and employee benefits	$22,416	$21,376	$1,040	4.9%
Occupancy and equipment	6,092	6,418	(326)	(5.1)
Data processing	4,488	4,624	(136)	(2.9)
Regulatory assessments	682	985	(303)	(30.8)
Professional fees	1,491	1,156	335	29.0
Office expense and supplies	1,015	1,156	(141)	(12.2)
Foreclosed assets, net	1,118	1,044	74	7.1
Advertising	474	572	(98)	(17.1)
Amortization of Intangibles	1,820	1,929	(109)	(5.7)
Acquisition and conversion costs	2,125	262	1,863	711.1
Other	3,264	2,769	495	17.9
Total Noninterest Expense	$44,985	$42,291	$2,694	6.4%

Salaries and employee benefits increased by 1.0 million or 4.9% to $22.4 million for the nine-month period ended September 30, 2017 from $21.4 million for the same period in 2016. The increased salaries and employee benefits during the nine months of 2017 was primarily attributable normal merit salary increases in 2017 and additional salaries and benefits relating to officers and staff acquired from the Jefferson acquisition on July 28, 2017. Occupancy and equipment declined by $326 thousand or 5.1% during the nine-month period ended September 30, 2017 compared to the same period in 2016 primarily due to closure of three branch facilities during 2016. Regulatory assessments declined by $303 thousand or 30.8% in the nine-month period ended September 30, 2017 compared to the same period in 2016 due to a reduction by the FDIC of deposit insurance rates beginning in July 2016. Professional fees increased by $335 thousand or 30.8% to $1.4 million for the nine-month period ended September 30, 2017 compared to $1.2 million for the same period in 2016. Acquisition and conversion costs increased by $1.9 million or 711.1% to $2.1 million for the nine-month period ended September 30, 2017 compared to $262 thousand for the same period in 2016. Higher acquisition costs in 2017 primarily resulted from the Jefferson acquisition.

Provision of income taxes

Our income tax expense for the nine-month period ended September 30, 2017 was $3.9 million on pretax income of $10.4 million at an effective tax rate of 37.4% compared to $3.6 million on pretax income of $9.1 million at an effective tax rate of 39.8% for the same period in 2016.

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

We currently do not have any significant capital expenditure or capital commitment plans to fund purchases of long-term capital assets, such as land, new buildings, furniture and fixtures, or major technology systems. Management believes that any such capital expenditures would be funded with existing resources without impairing our ability to meet our ongoing obligations.

Off-Balance Sheet Arrangements

We do not currently engage in the use of derivative instruments to hedge interest rate risks. However, we are a party to financial instruments with off-balance sheet risks in the normal course of business to meet the financing needs of our clients.

At September 30, 2017, we had $313.4 million in commitments to extend credit and $8.9 million in standby letters of credit. Commitments to extend credit are agreements to lend to a client so long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by us to guarantee the performance of a client to a third party. We use the same credit policies in establishing commitments and issuing letters of credit as we do for on-balance sheet instruments.

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

Interest rate risk management

Our net income is largely dependent on net interest income, or NII. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market interest rates could adversely affect net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income. Net interest income is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and stockholder’s equity.

Analysis

Measures of net interest income at risk as of September 30, 2017 produced by simulation analysis are indicators of an institution’s short-term performance in alternative interest rate environments. These measures are typically based upon a relatively brief period, and do not necessarily indicate the long-term prospects or economic value. The tables below represent the results of our computer model simulation of net interest income, under parallel interest rate shocks, as of September 30, 2017.

NET INTEREST INCOME SIMULATION - DYNAMIC

Dynamic Forecast Year 1
Parallel Rate Shock (bps)	Change in NII %	Policy Limit %	Within Policy?	Net Interest Margin%
400	(0.52)	-25.0	Yes	3.80
300	0.03	-25.0	Yes	3.82
200	0.30	-20.0	Yes	3.83
100	0.47	-15.0	Yes	3.84
Level	-	-	-	3.82
-100	(5.06)	-15.0	Yes	3.62
-200	(8.92)	-20.0	Yes	3.48
-300	(9.41)	-25.0	Yes	3.46
-400	(9.33)	-25.0	Yes	3.46

Dynamic Forecast Year 2
Parallel Rate Shock (bps)	Change in NII %	Policy Limit %	Within Policy?	Net Interest Margin%
400	10.29	-30.0	Yes	4.23
300	8.43	-30.0	Yes	4.16
200	5.99	-25.0	Yes	4.07
100	3.37	-20.0	Yes	3.97
Level	-	-	-	3.84
-100	(7.10)	-20.0	Yes	3.57
-200	(12.42)	-25.0	Yes	3.36
-300	(13.46)	-30.0	Yes	3.32
-400	(13.39)	-30.0	Yes	3.33

Management believes that the simulation results for changes in net interest income at September 30, 2017 were consistent with, and show a similar level of interest rate risk exposure, as compared to model simulations at June 30, 2017 and December 31, 2016. At September 30, 2017, the Company is operating within its prescribed policy limits for changes in net interest income under all interest rate shock scenarios.

The measures of equity at risk indicate ongoing economic value by considering the effects of changes in interest rates on all cash flows by discounting the cash flows to estimate the present value of assets and liabilities. The difference between these discounted values of assets and liabilities is the economic value of equity, or EVE, which in theory, approximates the fair value of net assets. The table below reflects our calculation of the change in EVE under parallel interest rate shocks at September 30, 2017.

ECONOMIC VALUE OF EQUITY (EVE) ANALYSIS

Parallel Rate Shock (bps)	Change in EVE %	Policy Limit %	Within Policy?
400	(8.22)	-40.0	Yes
300	(4.35)	-40.0	Yes
200	(1.49)	-35.0	Yes
100	.27	-25.0	Yes
Level	-	-	-
-100	(4.82)	-25.0	Yes
-200	(11.55)	-35.0	Yes
-300	(6.99)	-40.0	Yes
-400	2.56	-40.0	Yes

Management believes the results of the analysis showing the change in EVE for the given parallel interest rates shocks at September 30, 2017 are consistent with, and show a similar level of interest rate risk exposure, as compared to EVE analysis at June 30, 2017 and December 31, 2016. At September 30, 2017, we were operating within our prescribed policy limits for changes in EVE under all interest rate shock scenarios.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, our management, including our Chief Executive officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, we maintained effective disclosure controls and procedures.

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

An investment in our securities involves risks. You should carefully consider the risk factors as previously disclosed in our final prospectus filed with the SEC on June 21, 2017 related to our Registration Statement on Form S-4, as amended (File No. 333-217395), together with the other information in this Quarterly Report on Form 10-Q, including the financial statements and related notes, before deciding whether to purchase, hold, or sell our securities. The occurrence of any of these risks could harm our business, financial condition, or results of operations or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. There have been no material changes to the risk factors as previously disclosed in our final prospectus filed with the SEC on June 20, 2017, the discussion of which is specifically incorporated by reference into this Quarterly Report on Form 10-Q.

Risks Related to the Merger

Throughout this section, HCBF Holding Company, Inc., and its subsidiaries, collectively, are referred to as “HCBF,” and CenterState Bank Corporation and its subsidiaries, collectively, are referred to as “CenterState.”

Because the market price of the CenterState common stock may fluctuate, HCBF shareholders cannot be sure of the market value of the merger consideration they will receive until the closing.

Upon completion of the merger, each share of HCBF common stock outstanding immediately prior to the effective time of the merger will be converted into the right to receive (i) 0.675 shares of CenterState common stock and (ii) a cash amount equal to $1.925 plus any cash dividends payable with respect to shares of CenterState common stock that are payable to CenterState shareholders of record as of any date after the closing date ((i) and (ii) together, the “merger consideration”). The market value of the equity portion of the merger consideration will fluctuate from the closing price of CenterState common stock on the date CenterState and HCBF announced the merger, the date of the special meetings of HCBF and CenterState relating to the Merger, and the date the merger is completed and thereafter. There will be no adjustment to the merger consideration for changes in the market price of either shares of CenterState common stock or shares of HCBF common stock; provided that if (i) the average closing price of CenterState common stock over a specified period prior to completion of the merger decreases below certain specified thresholds and (ii) HCBF elects to terminate the merger agreement due to such decrease, then CenterState may elect to increase the merger consideration through payment of additional cash and by a formula-based amount outlined in the merger agreement. Stock price changes may result from a variety of factors that are beyond the control of CenterState, including, but not limited to, general market and economic conditions, changes in CenterState’s business, operations and prospects, and regulatory considerations. HCBF makes no assurances as to whether or when the merger will be completed. Therefore, at the time of the special meetings of HCBF and CenterState, shareholders will not know the precise market value of the aggregate merger consideration shareholders of HCBF will be entitled to receive at the effective time of the merger. You should obtain current market quotations for shares of CenterState common stock before you vote. There are no current market quotations for HCBF common stock because HCBF’s common stock is not traded on any established public trading market.

The merger will not be completed unless important conditions are satisfied or waived, including approval by both CenterState and HCBF shareholders.

Specified conditions set forth in the merger agreement must be satisfied or waived to complete the merger and the bank merger. If the conditions are not satisfied or waived, to the extent permitted by law or stock exchange rules, the merger and the bank merger will not occur or will be delayed and each of CenterState and HCBF may lose some or all of the intended benefits of the merger. The following conditions, in addition to other closing conditions, must be satisfied or waived, if permissible, before CenterState and HCBF are obligated to complete the merger:

•	The merger agreement and the transactions contemplated thereby must have been approved by the affirmative vote of a majority of the outstanding shares of HCBF common stock entitled to vote on the proposal, and the approval of the issuance of CenterState common stock in the merger must be approved by the affirmative vote of a majority of the outstanding shares of CenterState common stock entitled to vote on the proposal;

•	All required regulatory approvals required to consummate the merger and the bank merger must have been obtained and all statutory waiting periods must have expired;

•	No judgment, order, injunction or decree issued by any court or agency of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the merger shall be in effect and no statute, rule or decree shall have been enacted or enforced by any governmental authority that prohibits or makes illegal the consummation of the merger;

•	The registration statement registering shares of CenterState common stock to be issued in the merger must have been declared effective and no stop order may have been issued or threatened by the SEC or any governmental authority; and

•	CenterState and HCBF shall have received from their respective tax counsel a U.S. federal income tax opinion that the merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code.

The termination fees and the restrictions on third party proposals set forth in the merger agreement may discourage others from trying to acquire HCBF.

Until the completion of the merger, with some exceptions, HCBF is prohibited from initiating, soliciting, inducing, knowingly encouraging, or participating in any discussion of or otherwise considering any inquiries or proposals that may lead to a proposal to acquire HCBF, such as a merger or other business combination transaction, with any person other than CenterState. In addition, HCBF has agreed to pay to CenterState in certain circumstances a termination fee equal to $16.67 million. These provisions could discourage a potential competing acquiror from trying to acquire HCBF even though this third party might be willing to offer greater value to HCBF shareholders than CenterState has offered in the merger. Similarly, such a competing company might propose a price lower than it might otherwise have been willing to offer because of the potential added expense of the termination fee that may become payable to CenterState in certain circumstances under the merger agreement. The payment of any termination fee could also have a material adverse effect on HCBF’s financial condition.

If for a specified period prior to completion of the merger (a) the CenterState average closing price divided by $23.93 is less than 0.80 and (b) this ratio is less than the number obtained by (i) dividing the average closing prices for the Nasdaq Bank Index during a specified time prior to completion of the merger by $3,569.16, and (ii) then subtracting 0.20 from such quotient, then HCBF has the right to terminate the merger agreement and the merger would not occur.

If for a specified period prior to completion of the merger (a) the CenterState average stock price divided by $23.93 is less than 0.80 and (b) this ratio is less than the number obtained by (i) dividing the average closing prices for the Nasdaq Bank Index during a specified time prior to completion of the merger by $3,569.16, and (ii) then subtracting 0.20 from such quotient , then HCBF may terminate the merger agreement subject to CenterState’s discretion (but not obligation) to increase the cash component of the merger consideration by a specified amount. If CenterState elects not to increase the cash component of the merger consideration, HCBF may then terminate the merger agreement.

As a result, even if HCBF shareholders approve the merger agreement, the merger may ultimately not be completed. Although the CenterState board of directors has the ability to increase the cash component of the merger consideration and HCBF’s board of directors has the power to choose not to terminate the merger agreement and proceed with the merger if CenterState does not increase the merger consideration, there is no obligation of either board to exercise such power.

The merger and the bank merger are subject to the receipt of consents and approvals from regulatory authorities that may impose conditions that could have an adverse effect on CenterState.

Before the merger and the bank merger can be completed, various approvals or consents must be obtained from bank regulatory authorities, including the Federal Reserve and the OCC. These authorities may impose conditions on the completion of the merger or the bank merger or require changes to their terms. Such conditions or changes and the process of obtaining regulatory approvals or waivers could have the effect of delaying completion of the merger or the bank merger. The regulatory approvals or waivers may not be received at all, may not be received in a timely fashion or may contain conditions on the completion of the merger and the bank merger that are that are burdensome, not anticipated or cannot be met. If the completion of the merger is delayed, including by a delay in receipt of necessary governmental approvals or waivers, the business, financial condition and results of operations of each company may also be materially adversely affected.

HCBF will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees, customers, suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of HCBF, which could negatively affect CenterState’s and HCBF’s combined business operations. These uncertainties may impair HCBF’s ability to attract, retain and motivate key personnel, depositors and borrowers pending the consummation of the merger, as such personnel, depositors and borrowers may experience uncertainty about their future roles following the consummation of the merger. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with HCBF to seek to change existing business relationships with HCBF or fail to extend an existing relationship with HCBF. In addition, competitors may target each party’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the merger.

The pursuit of the merger and the preparation for the integration may place a burden on each company’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on each company’s business, financial condition and results of operations. Retention of certain employees by HCBF also may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with CenterState after the merger. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with HCBF, HCBF’s business could be harmed.

In addition, in the merger agreement HCBF has agreed to operate its business in the ordinary course prior to closing and is restricted from taking certain actions without the CenterState’s consent while the merger is pending. These restrictions may, among other matters, prevent HCBF from pursuing otherwise attractive business opportunities, selling assets, incurring indebtedness, engaging in significant capital expenditures in excess of certain limits set forth in the merger agreement, entering into other transactions or making other changes to HCBF’s business prior to consummation of the merger or termination of the merger agreement. These restrictions could have a material adverse effect on HCBF’s business, financial condition and results of operations.

Failure of the merger to be consummated, the termination of the merger agreement or a significant delay in the consummation of the merger could negatively impact CenterState and HCBF.

If the merger is not consummated, the ongoing business, financial condition and results of operations of each party may be materially adversely affected and the market price of CenterState’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be consummated. If the consummation of the merger is delayed, the business, financial condition and results of operations of each company may be materially adversely affected. If the merger agreement is terminated and a party’s board of directors seeks another merger or business combination, such party’s shareholders cannot be certain that such party will be able to find a party willing to engage in a transaction on more attractive terms than the merger.

Additionally, the CenterState/HCBF Joint Proxy Statement/Prospectus filed on Form S-4, filed on October 31, 2017, includes “Risk Factors” related to the transaction with CenterState.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(A)	Exhibits

2.1	Agreement and Plan of Merger, dated as of August 12, 2017, by and between CenterState Banks, Inc. – incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on From 8-K (filed 8/14/17)(No. 333-217395).

31.1	Certification of Michael J. Brown, Sr., Chairman and Chief Executive Officer of HCBF Holding Company, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Randall A. Ezell, Executive Vice President and Chief Financial Officer of HCBF Holding Company, Inc., Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Michael J. Brown, Sr., Chairman and Chief Executive Officer of HCBF Holding Company, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Randall A. Ezell, Executive Vice President and Chief Financial Officer of HCBF Holding Company, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned officer hereunto duly authorized.

HCBF HOLDING COMPANY, INC.
(Registrant)

/s/ Randall A. Ezell
Randall A. Ezell
Executive Vice President and Chief Financial Officer
(Mr. Ezell is the Principal Financial Officer and has been duly authorized to sign on behalf of the Registrant)

Date: November 6, 2017

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of August 12, 2017, by and between CenterState Banks, Inc. – incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on From 8-K (filed 8/14/17)(No. 333-217395).

31.1	Certification of Michael J. Brown, Sr., Chairman and Chief Executive Officer of HCBF Holding Company, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Randall A. Ezell, Executive Vice President and Chief Financial Officer of HCBF Holding Company, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Michael J. Brown, Sr., Chairman and Chief Executive Officer of HCBF Holding Company, Inc., Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Randall A. Ezell, Executive Vice President and Chief Financial Officer of HCBF Holding Company, Inc., Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

